Form 10QSB
period 2002-03-31
DONAR ENTERPRISES INC
filed 2002-05-14
CIK 1141590

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)

[x]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2002
             ---------------------------------------------

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from      to

                     Commission file number 0-49649
                                            -------

                         DONAR ENTERPRISES, INC.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

            DELAWARE                                    23-3083371
 -------------------------------                    -------------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

   1422 Chestnut Street, Suite 410, Philadelphia, Pennsylvania 19102
   -----------------------------------------------------------------
               (Address of principal executive offices)

                          (215) 564-9484 X10
                          ------------------
            (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                    YES [ ]   NO [x]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                     Outstanding at March 31, 2002
 ------------------------------        -----------------------------
 Common Stock, par value $0.001                  4,750,000

                   PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       DONAR ENTERPRISES, INC.
                    (A Development Stage Company)
                           BALANCE SHEETS

                               ASSETS

                                                          March 31,
                                                            2002          December
                                                         (Unaudited)      31, 2001
                                                         -----------     -----------
Current assets:
        Total current assets                             $        --     $        --

Other assets:
  Deferred offering costs                                      5,532           3,480
                                                         -----------     -----------
                                                         $     5,532     $     3,480
                                                         ===========     ===========

               LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
  Due to stockholder                                     $     4,760     $     4,004
  Accounts payable                                             1,350              --
                                                         -----------     -----------
                                                               6,110           4,004
Stockholders' (deficit):
  Preferred stock: $.001 par value,
    20,000,000 shares authorized,
    none issued or outstanding                                    --              --
  Common stock: $.001 par value,
    100,000,000 shares authorized,
    4,750,000 issued and outstanding                           4,750           4,750
  Additional paid-in capital                                 232,750         232,750
  Deferred officer's compensation                           (222,500)       (222,500)
  Accumulated amortization, officer's
    compensation                                             185,417         129,792
  (Deficit) accumulated during the
    development stage                                       (200,995)       (145,316)
                                                         -----------     -----------
        Total Stockholders' (deficit)                           (578)           (524)
                                                         -----------     -----------
                                                         $     5,532     $     3,480
                                                         ===========     ===========

           See Accompanying Notes to Financial Statements

                       DONAR ENTERPRISES, INC.
                    (A Development Stage Company)
                      STATEMENTS OF OPERATIONS
                             (Unaudited)

                                                                            From
                                                            Three       Inception on
                                                           Months       May 25, 2001
                                                            Ended          Through
                                                           March 31,      March 31,
                                                             2002           2002
                                                         ------------   ------------

Revenue                                                  $         --   $         --
                                                         ------------   ------------
Costs and expenses:
   General and administrative expenses                         55,679        200,995
                                                         ------------   ------------
Total costs and expenses                                       55,679        200,995
                                                         ------------   ------------
Net (loss)                                               $    (55,679)  $   (200,995)
                                                         ============   ============

Per share information: Basic and fully diluted

   Weighted average number of common
     shares outstanding                                     4,750,000      4,750,000
                                                         ============   ============

Net (loss) per common share                              $      (0.01)  $      (0.04)
                                                         ============   ============

           See Accompanying Notes to Financial Statements

                       DONAR ENTERPRISES, INC.
                    (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                                            From
                                                            Three       Inception on
                                                           Months       May 25, 2001
                                                            Ended          Through
                                                           March 31,      March 31,
                                                             2002           2002
                                                         ------------   ------------
Cash flows from operating activities:
  Net (loss)                                             $    (55,679)  $   (200,995)
  Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
    Issuance of stock for services rendered                        --        237,500
    Increase in deferred offering costs                        (2,052)        (5,532)
    Increase in deferred officer's compensation                    --       (222,500)
    Amortization of deferred officer's compensation            55,625        185,417
    Increase in accounts payable                                1,350          1,350
                                                         ------------   ------------
Net cash (used in) operating activities                          (756)        (4,760)
                                                         ------------   ------------
Cash flows from investing activities:
                                                         ------------   ------------
Net cash provided by investing activities                          --             --
                                                         ------------   ------------
Cash flows from financing activities:
    Advances from stockholder                                     756          4,760
                                                         ------------   ------------
Net cash provided by financing activities                         756          4,760
                                                         ------------   ------------
Net Increase in Cash                                               --             --

Beginning Cash                                                     --             --
                                                         ------------   ------------
Ending Cash                                              $         --   $         --
                                                         ============   ============

NONCASH FINANCING AND INVESTING ACTIVITIES

Common stock issued to founder for organizational
  costs and services                                     $         --   $    237,500
                                                         ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for:  Income taxes                             $         --   $         --
                                                         ============   ============
                Interest                                 $         --   $         --
                                                         ============   ============

           See Accompanying Notes to Financial Statements

                       DONAR ENTERPRISES, INC.
                    (A Development Stage Company)
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Donar Enterprises, Inc. ("Donar" or "the Company") was incorporated under the laws of the State of Delaware on May 25, 2001. The Company is organized to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Delaware including, without limitation, to provide document formatting and electronic filing services to public corporations and individuals.

Donar has been in the development stage since its formation on May
25, 2001. Planned principal operations have only recently commenced since then, but Donar has not generated any significant revenue.

Revenue Recognition

Revenues from document formatting and electronic filing services are recognized at the time the services are provided to the customer.

Use of Estimates

The preparation of the Company's financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Net Loss Per Share

The Company follows Statement of Financial Accounting Standards No.
128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings (loss)
per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income
(loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. Common stock equivalents were not considered during the periods presented, as their effect would be anti-dilutive.

Cash and Cash Equivalents

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

                       DONAR ENTERPRISES, INC.
                    (A Development Stage Company)
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

Segment Information

The Company follows SFAS No. 131, "Disclosure about Segments of an
Enterprise and Related Information". Certain information is
disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements as it expands operations.

Comprehensive Income

There have been no items of comprehensive income since the Company's inception on May 25, 2001.

Impairment Of Long-Lived Assets

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant
adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value.
Considerable management judgement is necessary to estimate the fair value of assets, accordingly, actual results could vary
significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of March 31, 2002, management does not believe there is any impairment of the carrying amounts of assets.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of
March 31, 2002. The respective carrying value of certain
on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand.

Deferred Offering Costs

The Company defers costs associated with the raising of capital until such time as the offering is completed, at which time the costs are charged against the capital raised. Should the offering be terminated, the costs are charged to operations during the period when the offering is terminated.

                       DONAR ENTERPRISES, INC.
                    (A Development Stage Company)
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

Recent Pronouncements

In July, 2001, the Financial Accounting Standards Board (FASB)
issued Statement of Financial Accounting Standards (SFAS) 141,
Business Combinations, and SFAS 142, Goodwill and Intangible Assets.
SFAS 141 is effective for all business combinations completed after
June 30, 2001. SFAS 142 is effective for the year beginning January
1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on the
Company's financial statements.

In July 2001, the Financial Accounting Standards Board (FASB) issued
Statement of Financial Accounting Standards (SFAS) No. 143,
Accounting for Asset Retirement Obligations. This statement
addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This
Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the
Impairment or Disposal of Long-Lived Assets. This statement
addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121,
Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in
conformity with accounting principles generally accepted in the
United States of America, which contemplates continuation of the
Company as a going concern. The Company has generated losses since its inception on May 25, 2001, aggregating $200,995 through March
31, 2002. Additionally, the Company was recently formed, and has not been able to establish operations since the date of inception. The
Company has been reliant on funding from stockholders.

                       DONAR ENTERPRISES, INC.
                    (A Development Stage Company)
               NOTES TO UNAUDITED FINANCIAL STATEMENTS

As discussed in Note 4, the Company plans on issuing up to 2,000,000 shares of voting common stock in exchange for up to $100,000.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3. RELATED PARTY TRANSACTIONS

The Company issued 4,750,000 shares of unregistered common stock for
$237,500, based on the Company's expected offering price of $0.05 per share, to its President in exchange for services as President,
Secretary, and Treasurer.  These shares were issued under Section
4(2) of the Securities act of 1933, as amended, and are subject to the resale provisions of Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144.
Certificates representing the securities bear such a legend.

On November 1, 2001, the sole director of the Company agreed to loan the Company $25,000. The advance will bear an interest rate of 10%
per annum, due and payable on or before June 30, 2003. As of March
31, 2002, the Company owed the sole director an outstanding balance of $4,760.

NOTE 4. COMMON STOCK OFFERING

The Company has filed a registration statement with the SEC on Form
SB-2, which became effective February 27, 2002, for the sale of up to 2,000,000 shares of its common stock at $0.05 per share. The offering is on a best-efforts, no minimum basis. As such, there will be no escrow of any of the proceeds of the offering and the Company will have the immediate use of such funds to finance its operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the information contained in the financial statements of the Company and the Notes thereto appearing elsewhere herein.

History and Organization

The Company was organized on May 25, 2001 under the laws of the
State of Delaware, and has just recently commenced operations, but it has not generated any revenue and is still a development stage corporation. The Company is in the business of providing document formatting and electronic filing services for companies and
individuals that desire to submit filings, such as reports,
prospectuses, registration statements, and other documents pursuant to the federal securities laws, to the Securities and Exchange
Commission's Edgar system.

In connection with organizing the Company, on May 25, 2001, William
Tay, the Company's founder, was issued 4,750,000 shares of the
Company's restricted common stock in exchange for services, his first year's salary, the business plan of the Company, and the
Company's web site and domain name, pursuant to Section 4(2) of the
Securities Act of 1933, to sophisticated persons (officers and directors) having superior access to all corporate and financial information. The amount of shares issued in exchange for
organizational costs, business plan, the website domain name and the first year's salary was valued at $237,500.

The Company's common stock is not listed on any recognized exchange or quoted on any quotation medium. There can be no assurance that the Company's common stock will ever develop a market.

Plan of Operations

The Company's plan of operations is to provide high quality Edgar filing services primarily to small public corporations traded on the over-the-counter market and certain individuals by marketing its services to these groups directly or through legal and accounting firms specializing in securities practices. To do this, the Company will carry out an aggressive targeted marketing campaign as
discussed below.

The Company presently does not have any cash to satisfy any future cash requirements. The Company will need a minimum of $25,000 to be raised from its public offering of its common stock (the "offering")
filed with the Securities and Exchange Commission ("Commission") on
Form SB-2, which was declared effective by the Commission on
February 27, 2002, or from loans to satisfy its cash requirements for the next 12 months. The offering proceeds, if any, or loan proceeds will be used to pay off the offering expenses and for its planned operations, see "Milestones" below. The Company will not be able to operate fully if it does not obtain equity financing through this offering, subsequent private offerings, loans or contributions from William Tay, the Company's sole director. If only a minimal number of shares are sold in the offering, the Company will continue to satisfy its cash requirements by contributions or from loans from
William Tay, which the Company expects he will continue to
contribute for the next twelve months. This minimum amount of capital in the amount of $25,000, which includes the offering expenses, must be raised in the offering or from loans from William
Tay, in order to minimally execute the Company's plan of operations, and to pay off its offering expenses in the amount of $15,500.

If the Company does not raise at least $25,000 from the offering, then it will seek additional funding by borrowing from William Tay who has committed to loaning the Company the full amount of $25,000 even if the Company manages to raise some proceeds from the
offering, e.g. $10,000. Based on a loan agreement executed on
November 1, 2001, as amended, William Tay is bound under the terms and conditions of the agreement to lend the Company money on a promissory note, payable at 10% interest per annum, if the Company fails to raise $25,000 from the offering needed to fund its plan of operations, and to pay off the offering expenses. William Tay will make the loan to the Company after the offering closes.

The Company has no current material commitments. The Company will depend upon capital to be derived from future financing activities such as subsequent offerings of its common stock. The Company may never be successful in raising the capital it requires.

The Company's sole director, William Tay, believes that, if the offering is successful in raising $100,000, it will be able to generate enough revenue and become profitable from providing Edgar filing services and achieve liquidity within the next twelve months.

The Company has no alternative plan of operations. In the event that the Company does not receive additional financing from subsequent offerings of its stock, or loans from its president is inadequate, the Company may have to liquidate its business and undertake any or all of the following actions:

     * Sell or dispose of the Company's assets, if any;

     * Pay the Company's liabilities in order of priority, if it has available cash to pay such liabilities;

     * If any cash remains after the Company satisfies amounts due to its creditors, distribute any remaining cash to its
     shareholders in an amount equal to the net market value of its net assets;

     * File a certificate of dissolution with the State of Delaware to dissolve the corporation and close its business;

     * Make the appropriate filings with the Commission so that the
     Company will not be required to file periodic and other
     required reports with the Commission, if, in fact, the Company is a reporting company at that time; and

     * Make the appropriate filings with the National Association of
     Securities Dealers to affect a delisting of the Company's
     common stock, if, in fact, its common stock is trading on the
     Over-the-Counter Bulletin Board at that time.

Based upon the Company's current assets, however, the Company will not have the ability to distribute any cash to its shareholders. If the Company has any liabilities that it is unable to satisfy and it qualifies for protection under the U.S. Bankruptcy Code, the Company may voluntarily file for reorganization under Chapter 11 or
liquidation under Chapter 7. The Company's creditors may also file a
Chapter 7 or Chapter 11 bankruptcy action against it. If the
Company's creditors or the Company files for Chapter 7 or Chapter 11 bankruptcy, the Company's creditors will take priority over its shareholders. If the Company fails to file for bankruptcy under
Chapter 7 or Chapter 11 and the Company has creditors, such
creditors may institute proceedings against the Company seeking forfeiture of its assets, if any.

The Company does not know and cannot determine which, if any, of these actions it will be forced to take. If any of these foregoing events occur, you could lose your entire investment in the Company's shares.

The Company does not anticipate any further research and development of any products, nor does it expect to incur any research and development costs. The Company does not expect the purchase or sale of plant or any significant equipment, and it does not anticipate any change in the number of its employees. The Company has no current material commitments. The Company has generated no revenue since its inception.

Milestones

The Company's first milestone, upon receiving at least $25,000 or
25% of the offering is to begin limited promotion of its Edgar filing services through direct mailings to about 1,000 to 1,500 small publicly held corporations traded on the over-the-counter markets. If the Company is successful in raising 50%, 75% or 100%
from the offering, it will increase the number of initial mailings to approximately 3,000, 5,000, and 7,000, respectively. The Company will start by obtaining the names and addresses of these companies by purchasing the National Stock Summary, a directory published by
Pink Sheets LLC, formerly National Quotation Bureau. According to the publisher, this directory list over 39,000 equities from companies listed on the New York Stock Exchange to small OTC firms, including firms no longer being traded. The cost of this campaign should not exceed $1,000 if 25% of the offering is raised, $2,000 if
50% of the offering is raised, $3,500 if 75% of the offering is raised, and $4,500 if 100% of the offering is raised, including working capital, and will be paid with funds from the offering, if any.

If the offering generates no funds, it will be paid by contributions or loans from the Company sole director, William Tay, who has committed to providing the Company a loan for $25,000. The time to complete this phase should be within 30 days of the receipt of funds. At the end of this phase, the Company expects to generate its first Edgar filing service revenues and will consider hiring independent contractors on an "as needed" basis, to assist the
Company in providing the services to its clients. If the offering proceeds are inadequate to hire independent contractors, the
Company's president, William Tay, who has working experience in converting documents in various formats to the Edgar format for submission to the SEC, plans to provide the Edgar filing services himself.

The Company's next milestone is to upgrade its existing web site.
The total cost to upgrade its web site including working capital will depend on the amount of capital the Company raised in the offering. If $1,500 or 25% of the offering is raised, the Company will redesign its web site and have it hosted through a third party
Internet service provider. If $2,500 or 50% of the offering is raised, the Company will redesign its web site, implement an online credit card payment system, and have it hosted through a third party internet service provider. If $4,500 or 75% of the offering is raised, the Company will launch a more comprehensive web site to provide clients and potential clients the ability to search the
SEC's Edgar database and present the results of their searches on the Company's web site, and increase the capacity of its internet connection by renting certain small colocation facilities, through third parties, to locate the Company's computer or server equipment in a off-site location. If $5,000 or 100% of the offering is raised, the Company will do all of the above. The time frame to complete the upgrade is anywhere from 30 to 45 days.

Immediately following the upgrading of the Company's web site, the
Company's next milestone is to introduce new services to adapt to current changes in the industry. Specifically, the Company will conform to the SEC's recent modernization of the Edgar system by offering HTML and PDF filing services for clients who prefer their documents to appear similar to their original format. It is
important to the growth of the Company's business to introduce this new service to meet current demands and help attract new and retain current customers, thereby generating higher revenues.

The final milestone of the Company's plan of operations will be the development of an expanded mailing program to about 4,500 public corporations, including legal and accounting firms specializing in securities practices. If the Company is successful in raising 50%,
75% or 100% from the offering, it will increase the number of mailings to approximately 9,000, 11,000, and 15,000, respectively.
The cost of this campaign will be no greater than $3,000 if 25% of the offering is raised, $6,000 if 50% of the offering is raised,
$7,500 if 75% of the offering is raised, and $10,000 if 100% of the offering is raised, including working capital, and will be paid from funds from the offering proceeds and from cash generated internally from the business already in place and generated from the Company's initial marketing campaign. The time period, over which this campaign will be run will be 90 days to six months, depending on response, in order to provide quality services to existing and new customers. The accomplishment of this milestone may require
expansion of the Company's office space, building an internal administrative and managerial organization by identifying,
interviewing and engaging part-time and contract personnel to assist the Company in overseeing all areas of its operations.

The Company is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock.

Readers are referred to the cautionary statement below, which addresses forward-looking statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private
Securities Litigation Reform Act of 1995 (the "Reform Act"), the
Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements
(as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives,
assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated",
"projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements. Such uncertainties include, among other, the following:
(i) the Company's ability to obtain additional financing to
implement its business strategy; (ii) the financial condition of the
Company's clients; (iii) imposition of new regulatory requirements affecting the Company; (iv) a downturn in general economic
conditions (v) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (vi) lack of geographic diversification; and (vii) other factors which are described in further detail in the Company's filings with the
Securities and Exchange Commission.

The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the
Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors.
Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                    PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

Item 2.  Changes in Securities.

There have been no changes or modifications in the Company's securities.

Item 3.  Defaults upon Senior Securities.

There has been no default upon senior securities.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the security holders during the quarterly period covered by this report.

Item 5.  Other Information.

There is no other information deemed material by management for disclosure herein.

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

None.

(b) Reports on Form 8-K

None.

                           SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DONAR ENTERPRISES, INC.
                                   (Registrant)

                                   By: /s/ William Tay
                                   ----------------------------------
                                   William Tay, President, Chief
                                   Executive Officer, Treasurer and
                                   Director
                                   (Principal Executive, Financial and
                                   Accounting Officer)

Dated: May 14, 2002