Form 10QSB
period 2002-06-30
DONAR ENTERPRISES INC
filed 2002-08-02
CIK 1141590

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10-QSB
(Mark One)

[x]            QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2002
              --------------------------------------------

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

   2000 Hamilton Street, #520, Philadelphia, Pennsylvania 19130-3883
   -----------------------------------------------------------------
               (Address of principal executive offices)

                            (215) 893-3662
                            --------------
            (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                    YES [X]   NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                     Outstanding at June 30, 2002
 ------------------------------        ----------------------------
 Common Stock, par value $0.001                  4,750,000

                   PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       DONAR ENTERPRISES, INC.
                    (A Development Stage Company)
                           BALANCE SHEETS

                               ASSETS

                                                          June 30,
                                                            2002          December
                                                         (Unaudited)      31, 2001
                                                         -----------     -----------
Current assets:
  Cash                                                   $        --     $        --
  Accounts receivable                                            168              --
                                                         -----------     -----------
        Total current assets                             $       168     $        --
                                                         ===========     ===========
Other assets:
  Deferred offering costs                                      5,573           3,480
                                                         -----------     -----------
          TOTAL ASSETS                                   $     5,741     $     3,480
                                                         ===========     ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Due to stockholder                                     $     4,851     $     4,004
  Accounts payable                                             1,350              --
                                                         -----------     -----------
        Total current liabilities                              6,201           4,004

Stockholders' equity (deficit):
  Preferred stock: $.001 par value,
    20,000,000 shares authorized,
    none issued or outstanding                                    --              --
  Common stock: $.001 par value,
    100,000,000 shares authorized,
    4,750,000 issued and outstanding                           4,750           4,750
  Additional paid-in capital                                 232,750         232,750
  Deferred officer's compensation                           (222,500)       (222,500)
  Accumulated amortization, officer's
    compensation                                             222,500         129,792
  (Deficit) accumulated during the
    development stage                                       (237,960)       (145,316)
                                                         -----------     -----------
        Total stockholders' equity (deficit)                    (460)           (524)
                                                         -----------     -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $     5,741     $     3,480
                                                         ===========     ===========

           See Accompanying Notes to Financial Statements

                       DONAR ENTERPRISES, INC.
                    (A Development Stage Company)
                      STATEMENTS OF OPERATIONS
                             (Unaudited)

                                                                                          From
                                                                                       Inception on
                                                           3 Months       6 Months     May 25, 2001
                                                            Ended          Ended         Through
                                                           June 30,       June 30,       June 30,
                                                             2002           2002           2002
                                                         ------------   ------------   ------------

Revenue                                                  $        168   $        168   $        168
                                                         ------------   ------------   ------------
Costs and expenses:
   General and administrative expenses                         37,133         92,812        238,128
                                                         ------------   ------------   ------------
Total costs and expenses                                       37,133         92,812        238,128
                                                         ------------   ------------   ------------

Net income (loss) from operations                        $    (36,965)  $    (92,644)  $   (237,960)
                                                         ============   ============   ============

Per share information: Basic and fully diluted

   Weighted average number of common
     shares outstanding                                     4,750,000      4,750,000      4,750,000
                                                         ============   ============   ============

Net (loss) per common share                              $      (0.01)  $      (0.02)  $      (0.05)
                                                         ============   ============   ============

           See Accompanying Notes to Financial Statements

                       DONAR ENTERPRISES, INC.
                    (A Development Stage Company)
                       STATEMENTS OF CASH FLOWS
                             (Unaudited)

                                                                                          From
                                                                                       Inception on
                                                           3 Months       6 Months     May 25, 2001
                                                            Ended          Ended         Through
                                                           June 30,       June 30,       June 30,
                                                             2002           2002           2002
                                                         ------------   ------------   ------------
Cash flows from operating activities:
  Net (loss)                                             $    (36,965)  $    (92,644)  $   (237,960)
  Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
    Issuance of stock for services rendered                        --             --        237,500
    Increase in deferred offering costs                           (41)        (2,093)        (5,573)
    Increase in deferred officer's compensation                    --             --       (222,500)
    Amortization of deferred officer's compensation            37,083         92,708        222,500
    Increase in accounts payable                                   --          1,350          1,350
    Increase in accounts receivable                              (168)          (168)          (168)
                                                         ------------   ------------   ------------
Net cash (used in) operating activities                           (91)          (847)        (4,851)
                                                         ------------   ------------   ------------
Cash flows from investing activities:                              --             --             --
                                                         ------------   ------------   ------------
Net cash provided by investing activities                          --             --             --
                                                         ------------   ------------   ------------
Cash flows from financing activities:
    Advances from stockholder                                      91            847          4,851
                                                         ------------   ------------   ------------
Net cash provided by financing activities                          91            847          4,851
                                                         ------------   ------------   ------------
Net Increase in Cash                                               --             --             --

Beginning Cash                                                     --             --             --
                                                         ------------   ------------   ------------
Ending Cash                                              $         --   $         --   $         --
                                                         ============   ============   ============

NONCASH FINANCING AND INVESTING ACTIVITIES

Common stock issued to founder for organizational
  costs and services                                     $    237,500   $    237,500   $    237,500
                                                         ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for:  Income taxes                             $         --   $         --   $         --
                                                         ============   ============   ============
                Interest                                 $         --   $         --   $         --
                                                         ============   ============   ============

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
Considerable management judgement is necessary to estimate the fair value of assets, accordingly, actual results could vary
significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of June 30, 2002, management does not believe there is any impairment of the carrying amounts of assets.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of
June 30, 2002. The respective carrying value of certain
on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand.

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

NOTE 2.  GOING CONCERN

The accompanying financial statements have been prepared in
conformity with accounting principles generally accepted in the
United States of America, which contemplates continuation of the
Company as a going concern. The Company has generated losses since its inception on May 25, 2001, aggregating $237,960 through June
30, 2002. Additionally, the Company was recently formed, and has not been able to establish operations since the date of inception. The
Company has been reliant on funding from stockholders.

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

On November 1, 2001, the sole director of the Company agreed to loan the Company $25,000. The advance will bear an interest rate of 10%
per annum, due and payable on or before June 30, 2003. As of June
30, 2002, the Company owed the sole director an outstanding balance of $4,851.

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

History and Organization

The Company was organized on May 25, 2001 under the laws of the
State of Delaware, and has commenced operations, but it has not generated any significant revenue and is still a development stage corporation. The Company is in the business of providing document formatting and electronic filing services for companies and
individuals that desire to submit filings, such as reports,
prospectuses, registration statements, and other documents pursuant to the federal securities laws, to the Securities and Exchange
Commission's Edgar (Electronic Data Gathering, Analysis and
Retrieval) system.

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

Plan of Operations

The Company's plan of operations is to provide high quality Edgar filing services primarily to small public corporations traded on the over-the-counter market and certain individuals by marketing its services to these groups directly or through legal and accounting firms specializing in securities practices. To do this, the Company intends to carry out an aggressive targeted marketing campaign.

The Company presently does not have any cash to satisfy any future cash requirements. The Company will need a minimum of $25,000 to be raised from its public offering of its common stock (the "offering")
filed with the Securities and Exchange Commission ("Commission") on
Form SB-2, which was declared effective by the Commission on
February 27, 2002, or from loans to satisfy its cash requirements for the next 12 months. The offering proceeds, if any, or loan proceeds will be used to pay off the offering expenses and for its planned operations. The Company will not be able to operate fully if it does not obtain equity financing through this offering, subsequent private offerings, loans or contributions from Mr. William Tay, the
Company's sole director. If only a minimal number of shares are sold in the offering, the Company will continue to satisfy its cash requirements by contributions or from loans from Mr. William Tay, which the Company expects he will continue to contribute for the next twelve months. This minimum amount of capital in the amount of
$25,000, which includes the offering expenses, must be raised in the offering or from loans from Mr. William Tay, in order to minimally execute the Company's plan of operations, and to pay off its offering expenses in the amount of $15,500.

If the Company does not raise at least $25,000 from the offering, then it will seek additional funding by borrowing from Mr. William
Tay who has committed to loaning the Company the full amount of
$25,000 even if the Company manages to raise some proceeds from the offering, e.g. $10,000. Based on a loan agreement executed on
November 1, 2001, as amended, Mr. William Tay is bound under the terms and conditions of the agreement to lend the Company money on a promissory note, payable at 10% interest per annum, if the Company fails to raise $25,000 from the offering needed to fund its plan of operations, and to pay off the offering expenses. Mr. William Tay will make the loan to the Company after the offering closes.

The Company has no current material commitments. The Company will depend upon capital to be derived from future financing activities such as subsequent offerings of its common stock. The Company may never be successful in raising the capital it requires.

The Company's sole director, Mr. William Tay, believes that, if the offering is successful in raising $100,000, it will be able to generate enough revenue and become profitable from providing Edgar filing services and achieve liquidity within the next twelve months.

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

Dated: August 2, 2002