Form 10QSB/A
period 2002-06-30
DONAR ENTERPRISES INC
filed 2002-08-02
CIK 1141590

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                            FORM 10-QSB/A
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

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

None.

(b) Reports on Form 8-K

1.       A Form 8-K was filed by the Company dated May 9, 2002 and
         filed May 13, 2002; and

2.       A Form 8-K was filed by the Company dated and filed June 7,
         2002.

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