Form 10QSB/A
period 2002-06-30
DONAR ENTERPRISES INC
filed 2002-08-13
CIK 1141590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            FORM 10-QSB / AMENDMENT

                                  (Mark One)

              [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                                 June 30, 2002

              [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _____________

                        Commission file number 0-49649

                            DONAR ENTERPRISES, INC.
       (Exact name of small business issuer as specified in its charter)

                   DELAWARE                           23-3083371
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)           Identification No.)

       2000 Hamilton Street, #520, Philadelphia, Pennsylvania 19130-3883
                   (Address of principal executive offices)

                                (215) 893-3662
               (Issuer's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section
13  or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               [X] Yes   [ ] No

State  the  number  of  shares  outstanding  of each of the issuer's classes of common equity, as of the latest practicable date:

                         Outstanding at June 30, 2002
                  Common Stock, par value $0.001 - 4,750,000

                       -------------------------------

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
Diluted  earnings  (loss)  per  common  share  calculations  are determined  by dividing net income (loss) by the weighted average number of common  shares and dilutive  common  share equivalents outstanding. Common stock equivalents  were not considered during  the  periods  presented,  as their effect would be anti-
dilutive.

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

   -   Sell or dispose of the Company's assets, if any;
   -   Pay the Company's liabilities in order  of priority, if it has available cash to pay such liabilities;
   -   If  any  cash remains after the Company satisfies  amounts  due  to  its creditors,  distribute  any  remaining  cash  to  its shareholders in an amount equal to the net market value of its net assets;
   -   File a certificate of dissolution with the State of Delaware to dissolve the corporation and close its business;
   -   Make  the appropriate filings with the Commission so  that  the  Company will not  be  required  to file periodic and other required reports with the Commission, if, in fact,  the Company is a reporting company at that time; and
   -   Make the appropriate filings with the National Association of Securities
       Dealers to affect a delisting of  the  Company's  common  stock,  if, in fact, its common stock is trading on the Over-the-Counter Bulletin Board at that time.

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

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits

   1.  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
       Section  906  of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer
       and Chief Financial Officer).

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

                                          DONAR ENTERPRISES, INC.
                                          (Registrant)

                                          By: /S/ William Tay
                                          William Tay, President and Director

Dated: August 13, 2002