Form 10QSB
period 2002-09-30
DONAR ENTERPRISES INC
filed 2002-11-04
CIK 1141590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934. For the quarterly period ended September 30, 2002

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

           For the transition period from ___________ to ___________

                       Commission file number 000-49649

                            Donar Enterprises, Inc.
            (Exact name of registrant as specified in its charter)

                 Delaware                                 23-3083371
       (State or other jurisdiction                    (I.R.S. Employer
             of incorporation)                        Identification No.)

              2000 Hamilton Street, #520
              Philadelphia, Pennsylvania                  19130-3883
       (Address of principal executive offices)           (Zip Code)

                                (215) 893-3662
             (Registrant's telephone number, including area code)

Indicate  by  check  mark  whether  the  registrant  (1) has  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange  Act  of
1934  during  the  preceding  12 months  (or  for  a  shorter  period  that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [x] No [ ]

As  of  September 30,  2002, there were 5,268,000 shares of Common Stock, $.001 par value, outstanding.

Transitional Small Business Disclosure Format:  Yes [ ] No [x]

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

In  the  opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring  accruals)  necessary  for  a  fair  presentation  of  the results of
operations  for  the  periods  presented.   The  results of operations for  the
periods presented are not necessarily indicative of  the results to be expected for the full year.

                       DONAR ENTERPRISES, INC.
                    (A Development Stage Company)
                           BALANCE SHEETS

                               ASSETS

                                                        September 30,
                                                            2002          December
                                                         (Unaudited)      31, 2001
                                                         -----------     -----------
Current assets:
  Cash in bank                                           $    26,728     $        --
  Accounts receivable                                            837              --
                                                         -----------     -----------
        Total current assets                             $    27,565     $        --

Other assets:
  Deferred offering costs                                      5,573           3,480
                                                         -----------     -----------
          TOTAL ASSETS                                   $    33,138     $     3,480
                                                         ===========     ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Due to stockholder                                     $     5,231     $     4,004
  Accounts payable                                             1,350              --
                                                         -----------     -----------
        Total current liabilities                              6,581           4,004
                                                         -----------     -----------

Stockholders' equity (deficit):
  Preferred stock: $.001 par value,
    20,000,000 shares authorized,
    none issued or outstanding                                    --              --
  Common stock: $.001 par value,
    100,000,000 shares authorized,
    5,268,000 and 4,750,000 issued and
    outstanding in 2002 and 2001,
    respectively                                               5,268           4,750
  Additional paid-in capital                                 258,132         232,750
  Deferred officer's compensation                                 --        (222,500)
  Accumulated amortization, officer's
    compensation                                                  --         129,792
  (Deficit) accumulated during the
    development stage                                       (236,843)       (145,316)
                                                         -----------     -----------
        Total stockholders' equity (deficit)                  26,557            (524)
                                                         -----------     -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    33,138     $     3,480
                                                         ===========     ===========

                       DONAR ENTERPRISES, INC.
                    (A Development Stage Company)
                      STATEMENTS OF OPERATIONS
                             (Unaudited)

                                                                                           From
                                                                                       Inception on
                                                         Three Months    Nine Months   May 25, 2001
                                                            Ended          Ended         Through
                                                         September 30,  September 30,  September 30,
                                                             2002           2002           2002
                                                         ------------   ------------   ------------
Revenue:
   Sales, net of discounts and allowances                $      1,480   $      1,648   $      1,648
   Interest income                                                 17             17             17
                                                         ------------   ------------   ------------
                                                                1,497          1,665          1,665
Expenses:
   General and administrative expenses                            380         93,192        238,508
                                                         ------------   ------------   ------------
Net income (loss) from operations                        $      1,117   $    (91,527)  $   (236,843)
                                                         ============   ============   ============

                       DONAR ENTERPRISES, INC.
                    (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                                                                           From
                                                                                       Inception on
                                                         Three Months    Nine Months   May 25, 2001
                                                            Ended          Ended         Through
                                                         September 30,  September 30,  September 30,
                                                             2002           2002           2002
                                                         ------------   ------------   ------------
Cash flows from operating activities:
  Net (loss)                                             $      1,117   $    (91,527)  $   (236,843)
  Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
    Issuance of stock for services rendered                        --             --        237,500
    Increase in deferred offering costs                            --         (2,093)        (5,573)
    Increase in deferred officer's compensation                    --             --       (222,500)
    Amortization of deferred officer's compensation                --         92,708        222,500
    Increase in accounts payable                                   --          1,350          1,350
    Increase in accounts receivable                              (669)          (837)          (837)
                                                         ------------   ------------   ------------
Net cash (used in) operating activities                           448           (399)        (4,403)
                                                         ------------   ------------   ------------
Cash flows from investing activities:                              --             --             --
                                                         ------------   ------------   ------------
Net cash provided by investing activities                          --             --             --
                                                         ------------   ------------   ------------
Cash flows from financing activities:
    Proceeds from issuance of common stock                     25,900         25,900         25,900
    Advances from stockholder                                     380          1,227          5,231
                                                         ------------   ------------   ------------
Net cash provided by financing activities                      26,280         27,127         31,131
                                                         ------------   ------------   ------------
Net Increase in Cash                                           26,728         26,728         26,728

Beginning Cash                                                     --             --             --
                                                         ------------   ------------   ------------
Ending Cash                                              $     26,728   $     26,728   $     26,728
                                                         ============   ============   ============

NONCASH FINANCING AND INVESTING ACTIVITIES

Common stock issued to founder for organizational
  costs and services                                     $    237,500   $    237,500   $    237,500
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
                                                         ============   ============   ============

                            DONAR ENTERPRISES, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 2002

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Description of Business

Donar  Enterprises,  Inc.  (the  "Company") was organized under the laws of the
State of Delaware on May 25, 2001.   The  primary  plan  of  operations  of the
Company  is  providing  electronic  filing  services  with  the  Securities and
Exchange  Commission ("SEC") through the SEC's electronic system -  "Electronic
Data Gathering  Analysis  and  Retrieval"  or  "EDGAR".   The  Company  has not
generated  significant  revenues  from its planned principal operations and  is considered a development stage company  as  defined  in  Statement of Financial
Accounting Standards No. 7.  The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Preparation of Financial Statements

The accompanying financial  statements  have  been  prepared in accordance with accounting principles generally accepted in the United  States  of  America for interim  financial  information  and  with  the  instructions  incorporated  in
Regulation S-B,   Item 310(b)   of  the  Securities  and  Exchange  Commission.
Accordingly,  they  do  not  include   all  of  the  information  and  footnote
disclosures required by accounting principles  generally accepted in the United
States  of  America  for  complete  financial statements.  The  statements  are unaudited but, in the opinion of management,  all  adjustments  (consisting  of normal  recurring  adjustments  and  accruals)  considered necessary for a fair presentation have been included.

The  results  of  operations  for  the periods presented  are  not  necessarily indicative of the results to be expected  for  the  full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the period ended December 31, 2001.

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

                            DONAR ENTERPRISES, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 2002

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

NOTE 2.  RELATED PARTY TRANSACTIONS

The  Company issued 4,750,000 shares of unregistered common stock for $237,500, based  on  the  Company's  expected  offering  price of $0.05 per share, to its
President  in  exchange for services as President,  Secretary,  and  Treasurer.
These shares were  issued  under Section 4(2) of the Securities Act of 1933, as amended,  which  exempts from  registration  "transactions  by  an  issuer  not involving any public  offering,"  and  are  subject to the resale provisions of
Rule  144  and may not be sold or transferred without  registration  except  in accordance with Rule 144.  Certificates representing the securities bear such a legend.

On  November  1,  2001,  the  sole  director of the Company agreed to loan  the
Company $25,000.  The advance will bear  an interest rate of 10% per annum, due and payable on or before June 30, 2003.  As  of September 30, 2002, the Company
owed the sole director an outstanding balance of $5,231.

NOTE 3.  GOING CONCERN

The  accompanying  financial  statements  have been prepared in conformity with generally accepted accounting principles in the United States of America, which
contemplate  continuation of the Company as  a  going  concern.   However,  the
Company has recently  commenced  operations  and  has incurred losses since its inception,  raising  substantial  doubt about the ability  of  the  Company  to continue as a going concern.  In this  regard, management is proposing to raise any necessary additional funds not provided  by  operations  through  loans  or through  additional  sales  of  its  common stock.  As discussed in Note 4, the
Company plans on issuing up to 2,000,000  shares  of  voting  common  stock  in exchange  for  up  to $100,000.  There is no assurance that the Company will be
successful  in  raising   this   additional  capital  or  achieving  profitable
operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 4.  COMMON STOCK OFFERING

The Company has filed a registration statement with the Securities and Exchange
Commission  on  Form  SB-2  under  the Securities Act  of  1933,  which  became effective February 27, 2002, for the  sale  of  up  to  2,000,000 shares of its common  stock to the public for $0.05 per share.  The offering  is  on  a  best

                            DONAR ENTERPRISES, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                              SEPTEMBER 30, 2002

efforts,  no  minimum  basis.   As  such, there will be no escrow of any of the
proceeds of the offering and the Company  will  have  the immediate use of such funds to finance its operations.

ITEM  2.  MANAGEMENT'S DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND
RESULTS OF OPERATIONS

The financial  information set forth in the following discussion should be read in conjunction with, and qualified in its entirety by, the Financial Statements included in this report.

Plan of Operation

Donar  Enterprises,  Inc.  (the "Company") is a service company, which provides electronic  filing  services for  clients  that  need  to  electronically  file reports, prospectuses,  registration  statements,  and other documents with the
Securities and Exchange Commission ("SEC") through the  SEC's electronic system
- Electronic Data Gathering Analysis and Retrieval ("EDGAR").

The  Company has recently established relationships with a  limited  number  of clients.  The  Company  plans on increasing its client base through advertising campaigns on the Internet.

The Company may attempt to  employ  additional  personnel  if  it  is  able  to generate sufficient revenues.  However, there is no assurance that the services of  such  persons  will  be  available  or that they can be obtained upon terms favorable to the Company.  If and when the Company is successful in achieving a positive cash flow, it is likely that it  will  consider  expanding, which will also increase costs.

Management expects that the Company will continue generating  small  amounts of revenue  from  the  Company's  current  clients  during  the remaining calendar quarter of 2002.  As the Company attracts more clientele, revenues are expected to increase.

Results of Operations

The Company's operations during the quarterly period ended  September 30, 2002, resulted  in $1,480 in  revenues and incurred expenses  of $380,  stemming from costs related to general and administrative expenses.

Liquidity and Capital Resources

At  September  30,  2002,  the Company had total current assets of $27,565  and
total liabilities of  $6,581.   Based  upon  the  Company's  current  level  of
revenues,  expected growth and estimated expenses, management believes that its cash on hand  of $26,728 will be sufficient to allow it to maintain its current operations for the next twelve months.

Readers  are  referred  to  the  cautionary  statement  below,  which addresses forward-looking statements.

Cautionary Statement Regarding Forward-Looking Information

This  report  and  other reports, as well as other written and oral  statements made or released by  the  Company,  may  contain  forward  looking  statements.
Forward-looking statements are statements that describe, or that are  based on,
the   Company's  current  expectations,  estimates,  projections  and  beliefs.
Forward-looking statements are based on assumptions made by the Company, and on information  currently  available  to  the  Company. Forward-looking statements describe the Company's expectations today of what it believes is most likely to occur or may be reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may  turn  out to be wrong. You can identify  forward-looking  statements  by  the  fact that they  do  not  relate strictly  to  historical or current facts. The words  "believe,"  "anticipate,"
"intend," "expect,"  "estimate," "project", "predict", "hope", "should", "may", and  "will", other words  and  expressions  that  have  similar  meanings,  and variations of such words and expressions, among others, usually are intended to help identify forward looking statements.

Forward-looking  statements  are  subject  to  both known and unknown risks and uncertainties  and can be affected by inaccurate  assumptions  we  might  make.
Risks, uncertainties  and  inaccurate assumptions could cause actual results to differ  materially from historical  results  or  those  currently  anticipated.
Consequently,  no  forward-looking  statement  can be guaranteed. The potential risks and uncertainties that could affect forward  looking  statements include, but are not limited to increased competition, extent of the market  demand  for and  supply  of  goods  and  services  of  the  types  provided by the Company, governmental regulation, performance of information systems, and the ability of the Company to hire, train and retain qualified employees.  In  addition, other risks, uncertainties, assumptions, and factors that could affect  the Company's results  and prospects have been and may further be described in the  Company's prior and  future filings with the Securities and Exchange Commission and other written and oral statements made or released by the Company.

The Company  cautions  you  not  to place undue reliance on any forward-looking statements, which speak only as of  the  date of this document. The information contained  in this report is current only as  of  its  date,  and  the  Company assumes no obligation to update any forward-looking statements.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no  legal  proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

There have been no changes or modifications in the Company's securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There has been no default upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted  to  a  vote  of  the  security  holders  during  the quarterly period covered by this report.

ITEM 5.  OTHER INFORMATION

There  is  no  other  information  deemed material by management for disclosure herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Exhibit No.    Description
    -----------    ------------------------------------------------------------
    99.1           CEO/CFO  Certification Pursuant to 18 USC,  Section 1350, as
                   adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002.

(b) Reports on 8-K:

No reports on Form 8-K have been filed during the last quarter  of  the  period covered by this report.

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

                                            DONAR ENTERPRISES, INC.
                                            (Registrant)

                                            By: /s/ William Tay
                                            -------------------------------
                                            William Tay
                                            President, Chief Executive
                                            Officer, Treasurer and Director
                                            (principal financial officer,
                                            principal accounting officer,
                                            director)

Date: November 4, 2002