Form 10KSB
period 2002-12-31
DONAR ENTERPRISES INC
filed 2003-03-13
CIK 1141590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934
                  For the fiscal year ended December 31, 2002

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934
         For the transition period from ____________ to ____________.

                         Commission File No. 000-49649

                            Donar Enterprises, Inc.
                ----------------------------------------------
                (Name of small business issuer in its charter)

                                   Delaware
         --------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                  23-3083371
                     ------------------------------------
                     (I.R.S. Employer Identification No.)

              2000 Hamilton Street, #520, Philadelphia, PA 19130
              ----------------------------------------------------
              (Address of principal executive offices)  (Zip Code)

                   Issuer's telephone number (215) 893-3662

        Securities registered under Section 12(b) of the Exchange Act:

                                     None

        Securities registered under Section 12(g) of the Exchange Act:

                   Common Stock, $0.001 par value per share
                   ----------------------------------------
                               (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $7,268.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in
Rule 12b-2 of the Exchange Act.)

       As of March 12, 2003, the aggregate market value (based on the last sale price on such date or, if not a trading day, the then most recent trading day) of Common Stock held by non-affiliates of the registrant was $97,200. For purposes of this disclosure, we have considered each officer and director, and each person who owns 5% or more of the outstanding Common Stock, to be an affiliate. This determination of affiliate status is not necessarily applicable for other purposes.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 5,406,000 shares of Common
Stock, par value $.001 per share, as of December 31, 2002.

                      DOCUMENTS INCORPORATED BY REFERENCE

        A description of "Documents Incorporated by Reference" is contained in
Item 13 of this Report.

   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                            DONAR ENTERPRISES, INC.
                         ANNUAL REPORT ON FORM 10-KSB
                           FOR THE FISCAL YEAR ENDED
                               DECEMBER 31, 2002

ITEM                                                                        PAGE
----                                                                        ----

PART I

           Vote of Security Holders

PART II
Item 5.    Market for Common Equity and..................................... 10
           Related Stockholder Matters
Item 6.    Management's Discussion and Analysis............................. 10
           or Plan of Operation
Item 7.    Financial Statements............................................. 11

Item 8.    Changes In and Disagreements With Accountants.................... 23
           on Accounting and Financial Disclosure

PART III
Item 9.    Directors, Executive Officers, Promoters and Control............. 23
           Persons; Compliance With Section 16(a) of the
           Exchange Act
Item 10.   Executive Compensation........................................... 25
Item 11.   Security Ownership of Certain Beneficial Owners and.............. 27
           Management and Related Stockholder Matters

                                    PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

       This report and other reports, as well as other written and oral statements made or released by us, may contain forward looking statements.
Forward looking statements are statements that describe, or that are based on, our current expectations, estimates, projections and beliefs. Forward looking statements are based on assumptions made by us, and on information currently available to us. Forward-looking statements describe our expectations today of what we believe is most likely to occur or may be reasonably achievable in the future, but such statements do not predict or assure any future occurrence and may turn out to be wrong. You can identify forward-looking statements by the fact that they do not relate strictly to historical or current facts. The words
"believe," "anticipate," "intend," "expect," "estimate," "project", "predict",
"hope", "should", "may", and "will", other words and expressions that have similar meanings, and variations of such words and expressions, among others, usually are intended to help identify forward-looking statements.

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

       We caution you not to place undue reliance on any forward-looking statements, which speak only as of the date of this document. The information contained in this report is current only as of its date, and we assume no obligation to update any forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS.

In General.

       Donar Enterprises, Inc. was incorporated under the laws of the State of
Delaware on May 25, 2001.  We are engaged in the business of converting and filing registration statements, periodic reports and other forms of small to mid-sized public companies with the U.S. Securities and Exchange Commission
("SEC") electronically through EDGAR.  EDGAR, the Commission's Electronic Data
Gathering, Analysis, and Retrieval system, performs automated collection, validation, indexing, acceptance and forwarding of submissions by companies and others who are required by law to file forms with the Commission.  We are in no way affiliated with the United States Securities and Exchange Commission.  Our
goal is to become the source of choice of small and mid-sized, public companies for their EDGAR filings.

       Our address is at 2000 Hamilton Street, #520, Philadelphia, Pennsylvania

19130-3883.  The telephone number of our principal executive office is (215)
893-3662.  Our web site is located at http://www.donarenterprises.com and email at that Internet address is info@donarenterprises.com.

About the Securities and Exchange Commission.

       The SEC was founded in 1933 to provide safeguards to protect investors in the American Stock Market from the kinds of practices that resulted in the crash of 1929.  Since its inception, the SEC has developed regulations for publicly held corporations based on the premise that full disclosure, including negative factors, of public companies' business and financial status produces a fluid non-manipulative market.

Industry Background.

       Public companies must file certain reports with the SEC.  In the beginning, SEC filings were submitted on paper and available only by paper copy.  In the 1970's, the SEC contracted with an outside company to create and distribute microfiche copies to designated SEC public reference rooms.  In order to obtain copies of these documents, individuals had to either make hard copies one page at a time or order copies from service bureaus such as
Disclosure, Inc.

       The SEC recognized the need to enhance the speed and efficiency of the
SEC filing process, make corporate and financial information readily available to investors, and generate more informed investor participation and securities markets.  Hence, the SEC began developing an electronic disclosure system in
1983.

       By fall of 1984, a pilot system was opened for volunteers filing with both the division of corporate finance and the division of investment management.  On July 15, 1992, the operational EDGAR system was made available to those filers, still on a voluntary basis.

       On February 23, 1993, the SEC issued four releases adopting rules, on an interim basis, that required most documents processed by these divisions to be done so electronically.  These releases contained phase-in schedules to bring filers onto the EDGAR system, a process that began on April 26, 1993.

       After completing the phase-in of a statutorily mandated significant test group in December 1993, the SEC staff evaluated EDGAR's performance during a six-month test period.  The evaluation resulted in a positive assessment of the
EDGAR system and the SEC staff recommended that the SEC proceed with full implementation of mandated electronic filing.

       Since May of 1996, the SEC mandates that persons or entities filing certain documents are required to make such filings electronically.  The SEC will no longer accept any paper filings of most of its forms.  Today, the EDGAR database is the definitive repository of corporate information.

       In May of 1999 the EDGAR system began accepting documents in HTML, and unofficial documents in PDF, which stands for portable document format, which is a file that will look the same on the screen and in print, regardless of what kind of computer or printer someone is using and regardless of what software package was originally used to create it.  This modernization of the
EDGAR system was intended to make the system more user friendly, and give the documents submitted a look that was closer to that of the original document.

At some point in the future, we believe the SEC will no longer accept the traditional text documents, and HTML will become the new standard.

Our Market.

       Most public companies securities are quoted and traded on either a national securities exchange, such as the American or New York Stock Exchange, or on electronic exchanges such as NASDAQ and the NASD OTC Bulletin Board.  At a minimum, each public company must file, through the SEC's EDGAR system, an annual report on form 10-K or form 10-KSB and three quarterly reports on form
10-Q or form 10-QSB.  Most companies make substantially more filings because of registration statements, reorganizations, mergers and acquisitions, name changes, material events of importance to security holders and a variety of other reasons required by the federal securities laws.  In addition, officers and directors of the companies as well as large and/or influential stockholders are required to make filings on changes in their status with the companies.

       We hope to capture a portion of the electronic filings made by companies and certain individuals in this market by providing exceptional service at competitive prices compared to our largest competitors, such as Merrill Corp.

       We provide EDGAR filing services primarily to small public corporations traded on the over-the-counter market and certain individuals by marketing our services to these groups directly or through legal and accounting firms specializing in securities practices.

Future Growth Strategy.

       The current marketplace of established EDGAR filing service providers is highly fragmented, with literally dozens of EDGAR filing service providers located throughout the country.  As such, we believe that there is an opportunity for a publicly traded EDGAR filing Service Company to acquire several, smaller and more established EDGAR filing service providers.

Our Services.

       We are a full-service EDGAR filing service provider that files EDGAR reports on behalf of public companies and certain individuals.  The scope of work undertaken by a full-service EDGAR filing service provider includes the following:

       1.  Filing for EDGAR access codes: Before filers can use the EDGAR system, they must be registered on the EDGAR system as filers.  We assist our clients in submitting their application to the SEC EDGAR office for registration.  When the completed form is received by the SEC, account information such as filing codes are mailed or faxed to us and we forward a copy to our client.

       2.  Conversion of documents to EDGAR acceptable format:  Most documents are created on popular word processing software such as Microsoft Word or
WordPerfect.  We convert these documents in their original format to the EDGAR format in order to file on the EDGAR system.

       3.  Client approval of the document to be filed with the SEC:  After we have converted our client's document to the EDGAR format, we will e-mail or fax them a copy for proof-reading.

       4.  Electronic filing or transmission of the document on the EDGAR system:  Once the formatted document is proof-read and final approval is obtained from the client, we will file the document to the EDGAR system on the client's behalf by electronic transmission over the Internet.

Document Preparation and Filing Services.

       We offer EDGAR filing services utilizing the traditional text filing format.  Our turnaround time for text based files is expected to be 36 hours for documents submitted to us by email, diskette or any other digital format, and 72 hours for hard copy or hand-keyed documents.

       Our services include creating a new client account with us, making a client's SEC required filings "EDGAR-ready", obtaining client approval of filing documents, editing client changes, transmitting filing documents utilizing the EDGAR system and forwarding final filing documents and SEC notifications of acceptance to our clients.

       To make our client's filing "EDGAR-ready", we convert word processing documents that have been prepared by the client into text, HTML or PDF formats.
Additionally, we insert required information, such as submission header and document data.  The documents are then run through computer based validation program to check certain required information and conformity to the EDGAR acceptable format.

       Upon client approval of a final draft, complete with required information, we will "Test" file the document.  Upon written authorization from client, the document will be filed "Live" on the EDGAR system.  We require that written authorizations are provided to us at least two hours before the document is to be filed or transmitted Live on the EDGAR system.  Shortly after a document is filed or transmitted, the SEC confirms the acceptance of the document via email.  This confirmation is sent directly to us and we forward such confirmation to our clients, by email, fax or otherwise.

       Most documents will be delivered to us from our clients either by email or computer disk.  For additional charges, we will also provide typing and data entry services for documents delivered to us in paper format.  However, we do not provide any form of legal or accounting advice or editing services beyond corrections explicitly requested by our clients.

       We currently charge fees based upon the number of pages being filed, the number of tables required, such as in financial statements, in a document, the deadlines imposed by the filer and the amount of editing required.

Distribution and Marketing Plan.

       We currently deliver our EDGAR filing services through our web site.
Our fully functional web site can be found at http://www.donarenterprises.com.
This web site is currently being hosted and maintained by our president at no charge to us.

       Initially, we will focus on targeting smaller public companies that are not large enough to require a full-time or even part-time employee to handle their filings and who would thereby benefit from outsourcing such services to
us.  As we grow, hire and train additional personnel and can benefit from certain economies of scale, we will seek to target larger companies for the purposes of replacing their in-house EDGAR filing staff.

       Because of the nature of our business and the improvements in technology, we do not foresee geographical barriers to our market.  Most of our business can be managed by mail, fax or email and does not require much travel.

       We do not believe that we will be affected by seasonal factors.
However, many companies file reports on a calendar year-end basis.  As a result, we believe that a greater percentage of our business will occur around the deadlines set forth by the SEC for companies filing on a calendar year-end basis.  Such deadlines are forty-five days after the end of each quarter, and ninety-days after a company's year-end.

       There can be no assurance that we will be able to develop our marketing plan.

Sources and Availability of Raw Materials.

       We are in the service business, and thus we do not use raw materials or have any significant suppliers.

Customer Base.

       We have recently established relationships with a limited number of clients.  We plan on increasing our client base through advertising campaigns on the Internet.

Research and Development Activities.

       Although our industry relies on the technical knowledge of computers and software, our operations will not require research and development in the traditional sense.  Other than initial web site development at
www.donarenterprises.com, we have not undergone any research and development activity.  Our president, William Tay, has basic training in formatting and filing EDGAR documents and will be responsible for all of our service offerings at the present time.

Intellectual Property.

       We do not have any trademarks, patents, licenses, royalty agreements, or other proprietary interest.  We own the domain name, www.donarenterprises.com.

Competitive Business Conditions.

       Many filers or issuers file disclosure reports, prospectuses, registration statements, and other documents with the SEC in-house without utilizing the services of an outside EDGAR filing service provider.  As a result, we compete in this segment of the market by offering savings in cost, time and logistics to such companies.

       Other filers utilize the services of law firms or outside EDGAR filing service providers who provide services similar to ours.  We compete in this segment of the market by providing exceptional service, fast turnaround, and at competitive prices.

       A majority of our competition comes from law firms and outside EDGAR filing service providers who have substantially greater experience, financial and other resources than we do.  Additionally, there is no assurance that we will be able to respond favorably to competitive pressures from these competitors.

       We may also face additional competition in the future as new technologies increase the simplicity at which filings can be made, thereby making it more difficult for us to achieve cost savings and other benefits for our existing clients and potential customers.

       The barriers to entry into our industry are very low and can result in continued competitive pressures, thereby having a potentially adverse effect on our financial performance.

Governmental Regulations Issues.

       Other than maintaining our good standing in the State of Delaware, complying with applicable local business licensing requirements, complying with all state and federal tax requirements, preparing our periodic reports under the Securities Exchange Act of 1934, and complying with other applicable securities laws, rules and regulations, we do not believe that existing or probable governmental regulations will have a material effect on our operations.

Employees.

       As of the date of this report, we have two part-time employees.  From time to time, we will employ additional independent contractors to support our development, technical, marketing, sales, support and administrative organizations.  Competition for qualified personnel in the industry in which we compete is intense.  Our future success will depend in part on our continued
ability to attract, hire or acquire, train and retain qualified employees.

ITEM 2. DESCRIPTION OF PROPERTY.

        We are headquartered in Philadelphia, PA.  Substantially all of our operating activities are conducted from 800 square feet of office space provided by our president at no charge.  We believe that additional space will be required as our business expands and believe that we can obtain suitable space as needed.  We do not own any real estate.

ITEM 3. LEGAL PROCEEDINGS.

        We are not a party to any pending legal proceeding.  To the knowledge of our management, no federal, state or local governmental agency is presently contemplating any proceeding against us.  No director, executive officer or affiliate of our Company or owner of record or beneficially of more than five percent of our Company's common stock is a party adverse to our Company or has a material interest adverse to our Company in any proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2002, covered by this report, to a vote of our shareholders, through our solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

        Our common stock is traded on the NASD Over-the-Counter Bulletin Board
("OTC-BB") under the symbol "DNRE" and CUSIP# 257674101.  We were initially cleared for trading on the OTC-BB on January 7, 2003.

Stockholders.

       As of December 31, 2002, there were approximately 40 holders of our common stock.

Dividends.

       We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future.  We plan to retain any future earnings for use towards our business plan.  Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the board of directors deems relevant.

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.

        In connection with organizing Donar Enterprises, Inc., on May 25, 2001,
William Tay was issued 4,750,000 shares of restricted common stock in exchange for services, the business plan of Donar Enterprises, Inc., and Donar
Enterprises, Inc. web site and domain name.  The shares were issued at $0.05 per share, which we believe represents the fair value of the services performed by William Tay.  The foregoing purchase and sale to this sophisticated person
(officer and director) who had superior access to all corporate and financial information were exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) on the basis that the transaction did not involve a public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

       We have recently established relationships with a limited number of clients.  We plan on increasing our client base through advertising campaigns on the Internet.

       We may attempt to employ additional personnel if we are able to generate sufficient revenues.  However, there is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to
us.  If and when we are successful in achieving a positive cash flow, it is likely that we will consider expanding, which will also increase costs.

       Management expects that we will continue generating small amounts of revenue from our current clients during the first quarter of 2003.  As we attract more clientele, revenues are expected to increase.

Results of Operations

       Our operations during the period ended December 31, 2002, resulted in
$7,268 in revenues and incurred expenses of $100,278, stemming from costs related to general and administrative expenses.

Liquidity and Capital Resources

       At December 31, 2002, we had total current assets of $39,433 and total liabilities of $7,459.  Based upon our current level of revenues, expected growth and estimated expenses, management believes that our cash on hand of
$39,082 will be sufficient to allow us to maintain our current operations for the next twelve months.

ITEM 7. FINANCIAL STATEMENTS.

       The Financial Statements of Donar Enterprises, Inc., the Notes to
Financial Statements and the Report of Independent Public Accountant of Stan
J.H. Lee, CPA, independent certified public accountant, required by this Item 7 commence on page F-1 and are incorporated in this report by this reference.
The Financial Statements filed as part of this report are listed in the Index to Financial Statements below:

                            Donar Enterprises, Inc.
                         (A Development Stage Company)

                         AUDITED FINANCIAL STATEMENTS

                               December 31, 2002

                               TABLE OF CONTENTS
                               -----------------

                                                                      Page No.
                                                                      --------
Independent Auditor's Report ......................................     F-2

Balance Sheet as of December 31, 2002 .............................     F-3

Statement of Operations and Retained Earnings (Deficit) for the
 Period from May 25, 2001 (Inception) through December 31, 2002 ...     F-4

Statement of Stockholders' Equity for the Period
 from May 25, 2001 (Inception) through December 31, 2002 ..........     F-5

Statement of Cash Flows for the Period from May 25, 2001
  (Inception) through December 31, 2002 ...........................     F-6

Notes to Financial Statements .....................................  F-7 to 11

                                      F-1

Stan J.H. Lee, CPA                                           Tel) 201-681-7475
2182 Lemoine Avenue, Suite 200                               Fax) 815-846-7550
Fort Lee, NJ 07024                                  e-mail) stanL@dmhdxcpa.com

                         INDEPENDENT AUDITOR'S REPORT

Shareholders and Board of Directors
Donar Enterprises, Inc.

I have audited the accompanying balance sheet of Donar Enterprises, Inc. (a development stage company) as of December 31, 2002, and the related statements of operations, stockholder's (deficit), and cash flows for the period May 25,
2001 (inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donar Enterprises, Inc. (a development stage company) as of December 31, 2002, and the results of its operations, and its cash flows for the period May 25, 2001 (inception) through
December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company was recently formed, has incurred losses since its inception and has not been successful in establishing profitable operations.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also discussed in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA /s/

March 13, 2003
Fort Lee, NJ

                                      F-2

                       DONAR ENTERPRISES, INC.
                    (A Development Stage Company)
                BALANCE SHEET AS OF DECEMBER 31, 2002

                               ASSETS

Current assets:
  Cash in a bank                                         $    39,082
  Accounts receivable                                            351
                                                         -----------
        Total current assets                             $    39,433

                                                         -----------
          TOTAL ASSETS                                   $    39,433
                                                         ===========

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Due to stockholder                                     $     6,109
  Accounts payable - trade                                     1,350
                                                         -----------
        Total current liabilities                              7,459
                                                         -----------

Stockholders' equity (deficit):
  Preferred stock: $.001 par value,
    20,000,000 shares authorized,
    none issued or outstanding                                    --
  Common stock: $.001 par value,
    100,000,000 shares authorized,
    5,406,000 issued and outstanding                           5,406
  Additional paid-in capital                                 264,894
Deferred officer's compensation                             (222,500)
Accumulated amortization, officer's
   Compensation                                              222,500
 (Deficit) accumulated during the
    development stage                                       (238,326)
                                                         -----------
        Total stockholders' equity (deficit)                  31,974
                                                         -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    39,433
                                                         ===========

  The accompanying notes are an integral part of these financial statements.

                                      F-3

                       DONAR ENTERPRISES, INC.
                    (A Development Stage Company)
                      STATEMENTS OF OPERATIONS

                                                                                           From
                                                                                       Inception on
                                                         For the Year   For the Year   May 25, 2001
                                                            Ended          Ended         Through
                                                         December 31,   December 31,   December 31,
                                                             2002           2001           2002
                                                         ------------   ------------   ------------
Revenue:
   Sales, net of discounts and allowances                $      7,186   $         --   $      7,186
   Interest income                                                 82             --             82
                                                         ------------   ------------   ------------
                                                                7,268             --          7,268
Expenses:
   General and administrative expenses                        100,278        145,316        245,594
                                                         ------------   ------------   ------------
Net income (loss) from operations                        $    (93,010)  $   (145,316)  $   (238,326)
                                                         ============   ============   ============

Per share information: Basic and fully diluted

   Weighted average number of common shares outstanding     5,043,500      4,750,000      4,917,714
                                                         ============   ============   ============

Net (loss) per common share                              $      (0.02)  $      (0.03)  $      (0.05)
                                                         ============   ============   ============

  The accompanying notes are an integral part of these financial statements.

                                      F-4

                       Donar Enterprises, Inc.
                    (A Development Stage Company)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                       Common Stock                                                  (Deficit) Accumulated
                               ----------------------------                                               During The             Total
                                 Number of                      Additional      Deferred Officer's        Development        Stockholder's
                                  Shares          Amount      Paid-In Capital   Compensation, net            Stage             (Deficit)
                               ----------------------------   ---------------   ------------------   ---------------------   -------------

Balances, May 25, 2001 (date            --     $         --    $         --        $         --          $         --        $         --
  of incorporation)

Shares issued to founder
  for organizational costs
  and services at $.05 per
  share                          4,750,000            4,750         232,750                  --                    --             237,500

Deferred officer's
  compensation                          --               --              --             (92,708)                   --             (92,708)

Net (loss) for the period
  May 25, 2001 (date of
  incorporation) through
  December 31, 2001                     --               --              --                  --              (145,316)           (145,316)
                               -----------     ------------    ------------        ------------          ------------        ------------
Balances, December 31, 2001      4,750,000     $      4,750    $    232,750        $    (92,708)         $   (145,316)       $       (524)

Issuance of shares at $.05
  per share for cash               656,000              656          32,144                  --                    --              32,800

Deferred officer's
  compensation                          --               --              --                  --                    --                  --

Net (loss) for the year
  ended December 31, 2002               --               --              --                  --               (93,010)            (93,010)
                               -----------     ------------    ------------        ------------          ------------        ------------
Balances, December 31, 2002      5,406,000            5,406         264,894                  --              (238,326)             31,974
                               ===========     ============    ============        ============          ============        ============

  The accompanying notes are an integral part of these financial statements.

                                      F-5

                       DONAR ENTERPRISES, INC.
                    (A Development Stage Company)
                      STATEMENTS OF CASH FLOWS

                                                                                           From
                                                                                       Inception on
                                                         For the Year   For the Year   May 25, 2001
                                                            Ended          Ended         Through
                                                         December 31,   December 31,   December 31,
                                                             2002           2001           2002
                                                         ------------   ------------   ------------
Cash flows from operating activities:
  Net (loss)                                             $    (93,010)  $   (145,316)  $   (238,326)
  Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
    Issuance of stock for services rendered                        --        237,500        237,500
    Amortization of deferred offering costs                     6,208             --          6,208
    Increase in deferred offering costs                        (2,728)        (3,480)        (6,208)
    Increase in deferred officer's compensation                    --       (222,500)      (222,500)
    Amortization of deferred officer's compensation            92,708        129,792        222,500
    Increase in accounts payable                                1,350             --          1,350
    Increase in accounts receivable                              (351)            --           (351)
                                                         ------------   ------------   ------------
Net cash (used in) operating activities                         4,177         (4,004)           173
                                                         ------------   ------------   ------------
Cash flows from investing activities:                              --             --             --
                                                         ------------   ------------   ------------
Net cash provided by investing activities                          --             --             --
                                                         ------------   ------------   ------------
Cash flows from financing activities:
    Proceeds from issuance of common stock                     32,800             --         32,800
    Advances from stockholder                                   2,105          4,004          6,109
                                                         ------------   ------------   ------------
Net cash provided by financing activities                      34,905          4,004         38,909
                                                         ------------   ------------   ------------
Net Increase in Cash                                           39,082             --         39,082

Beginning Cash                                                     --             --             --
                                                         ------------   ------------   ------------
Ending Cash                                              $     39,082             --         39,082
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
                                                         ============   ============   ============

  The accompanying notes are an integral part of these financial statements.

                                      F-6

                            Donar Enterprises, Inc.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                               December 31, 2002

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Donar Enterprises, Inc. ("Donar" or "the Company") was incorporated under the laws of the State of Delaware on May 25, 2001.  The Corporation is organized to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Delaware including, without limitation, to provide document formatting and electronic filing services to public corporations and individuals.

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

                                      F-7

                            Donar Enterprises, Inc.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                               December 31, 2002

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell.  As of December 31, 2002, management does not believe there is any impairment of the carrying amounts of assets.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2002.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values.  These financial instruments include cash, accounts payable and accrued expenses, and notes payable.  Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand.

Deferred Offering Costs

The Company defers costs associated with the raising of capital until such time as the offering is completed, at which time the costs are charged against the capital raised.  Should the offering be terminated, the costs are charged to operations during the period when the offering is terminated.

                                      F-8

                            Donar Enterprises, Inc.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                               December 31, 2002

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

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or
Disposal of Long-Lived Assets.  This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived
Assets and for Long Lived Assets to Be Disposed Of.  The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.  The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

Note 2.  GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has generated losses since its inception on May 25, 2001, aggregating $238,326 through December 31, 2002.  Additionally, the Company was recently formed, and has not been able to establish operations since the date of inception. The
Company has been reliant on funding from stockholders.

                                      F-9

                            Donar Enterprises, Inc.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                               December 31, 2002

Note 2.  GOING CONCERN (continued)

Management's plans include the development of the Company's operations to a commercial level and pursuing additional equity financing. The Company plans on issuing up to 2,000,000 shares of voting common stock in exchange for up to
$100,000.

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

During the period, the sole director of the Company agreed to loan the Company up to $25,000.  The advance will bear an interest rate of 10% per annum, due and payable on or before June 30, 2003.  As of December 31, 2002, the Company owed the sole director an outstanding balance of $6,109 which includes the accrued interest.

Note 4.  INCOME TAXES

The Company accounts for income taxes under Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires use of the liability method.  SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.  Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are approximately as follows:

                                        Reconciling           Tax
                                           Item              Effect
                                        -----------        -----------
Net operating loss carryforward          $238,326           $ 80,554
                                        -----------        -----------

                                      F-10

                            Donar Enterprises, Inc.
                         (A Development Stage Company)
                       Notes to the Financial Statements
                               December 31, 2002

Note 4.  INCOME TAXES (continued)

The net operating loss carryforward will expire through 2022.  The deferred tax asset has been fully reserved at December 31, 2002.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes due to the effect of the net operating loss. The net operating loss negates any provision for income taxes.

                                      F-11

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

       The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

       On May 9, 2002, the Board of Directors of Donar Enterprises, Inc. (the
"Company") dismissed its independent accountant Stark Winter Schenkein & Co.,
LLP (the "Former Accountant") and engaged the firm of Stan J.H. Lee, CPA.  The decision to dismiss the Former Accountant was based upon financial considerations.  Since the Company's inception to the current date, neither the
Company nor anyone on its behalf consulted Stan J.H. Lee, CPA regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the
Company's financial statements.

       During the period from inception (May 25, 2001) through December 31,
2001 and any subsequent interim period to the date of the dismissal (May 9,
2002), the Company had no disagreement with its Former Accountant on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which would have caused the Former Accountant to make reference in its report upon the subject matter of disagreement.

       The Former Accountant previously issued two reports dated August 17,
2001 and January 9, 2002 on the financial statements of the Company for the period from inception (May 25, 2001) through July 31, 2001, and for the period from inception (May 25, 2001) through December 31, 2001, respectively.  The reports did not contain an adverse opinion or disclaimer of opinion or qualification as to audit scope or accounting principle.  The reports were modified for a going concern issue.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers.

        Set forth below is the name, age, position with Donar Enterprises, Inc.
and business experience of our directors and executive officers.

Name                   Age     Position(s) and Office(s)
------------------     ---     -------------------------------------------------
William Tay            31      President, Chief Executive Officer, Secretary,
                               Treasurer, Chief Financial and Accounting Officer
                               and Director

Jeff Deell             30      Vice President

        There are no other persons nominated or chosen to become directors or executive officers nor do we have any employees other than above.

        William Tay.  Mr. Tay has served as the Secretary of Donar Enterprises,
Inc. since December 2002, as Donar Enterprises, Inc. Chief Executive Officer,
President, Treasurer and Director since May 25, 2001.  For the past five years,

Mr. Tay has been a business consultant, specializing in corporate and securities consulting, and has served on the board of directors and as an officer for several private and public companies, including Valesc Inc., f/k/a
NetCentral Capital Fund, Inc. (OTC-BB: VLES), Global Energy Group, Inc., f/k/a
1StopSale.Com Holdings, Inc. (OTC-BB: GENG) and Jeremy's Microbatch Ice Creams,
Inc. (OTC: JMIC).  Prior to that, Mr. Tay was a licensed NASD Series 7
Registered Representative.  Mr. Tay is currently devoting his full time managing his own investments in securities and real estate.

        Jeff Deell.  Mr. Deell has served as the Vice President of Donar
Enterprises, Inc. since January 2002.  For the last five years, Mr. Deell has been working for Mediaweb Productions, a company based in Nova Scotia, Canada, collaborating with many broadcast professionals to produce audio for TV, radio and the Internet.  Through Mediaweb Productions, Mr. Deell also specializes in developing specialty web sites and media content such as Flash and Shockwave animation, and other Internet services for clients worldwide.  Mr. Deell has a background in radio and new media productions.

Involvement in Certain Legal Proceedings.

        During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of our
Company:

       (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

       (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

       (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

       (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

        Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and
Exchange Commission initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5.  Executive officers, directors and greater than 10%
shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.

       To the best of our knowledge, during the fiscal year ended December 31,
2002, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

ITEM 10. EXECUTIVE COMPENSATION.

Executive Compensation.

        We have made no provisions for cash compensation to our executive officers and director.  Mr. William Tay, our sole Director, Chief Executive
Officer, President, Secretary and Treasurer received 4,750,000 shares or restricted stock for his first year of services and in exchange for organizational costs, the development of our business plan, the web site and the domain name.  These restricted shares were issued under Section 4(2) of the
Securities Act of 1933, as amended, and are subject to the resale provisions of
Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144.  Certificates representing the securities bear such a legend. These 4,750,000 shares have been accepted as full compensation for Mr.
William Tay's services for the first year of operation.  No salaries are being paid at the present time, and will not be paid unless and until there is available cash flow from operations to pay salaries. There were no grants of options or SAR grants given to any of our executive officers during the period ended December 31, 2002.  The following table shows the cash and non-cash compensation paid to our executive officers.

                          Annual Compensation          Long Term Compensation
                          -------------------          ----------------------
                                                          Restricted         LTIP
Name and Position          Year     Salary Bonus Other    Stock Awards  SAR payout Other
-----------------------    ----     -----  ----- -----    ------------  --- ------ -----
William Tay, CEO,          2002      -0-    -0-   -0-              0     0     0     0
President, Treasurer       2001      -0-    -0-   -0-      4,750,000     0     0     0
Secretary, and Director

Jeff Deell, Vice           2002      -0-    -0-   -0-              0     0     0     0
President                  2001      -0-    -0-   -0-              0     0     0     0

        We do not presently have a stock option plan but intend to develop an incentive based stock option plan for our officers and directors in the future and may reserve up to ten percent of our outstanding shares of common stock for that purpose.

Employment Agreements.

        We have not entered into any employment agreements with any of our employees, and employment arrangements are all subject to the discretion of our chief executive officer and director, Mr. William Tay.

Conflict of Interest - Management's Fiduciary Duties.

        Our director and officer is or may become, in his individual capacity, officer, director, controlling shareholder and/or partner of other entities engaged in a variety of businesses.  There exist potential conflicts of interest including allocation of time between Donar Enterprises, Inc. and his other business activities.

Indemnification of Directors and Officers.

        Our certificate of incorporation contains provisions permitted under the General Corporation Law of Delaware relating to the liability of directors.
The provisions eliminate a director's liability to stockholders for monetary damages for a breach of fiduciary duty, except in circumstances involving wrongful acts, including the breach of a director's duty of loyalty or acts or omissions, which involve intentional misconduct, or a knowing violation of law.
Our certificate of incorporation also contains provisions obligating us to indemnify our directors and officers to the fullest extent permitted by the
General Corporation Law of Delaware.  We believe that these provisions will assist us in attracting and retaining qualified individuals to serve as directors.

        As permitted by Delaware law, we intend to eliminate the personal liability of our directors for monetary damages for breach or alleged breach of their fiduciary duties as directors, subject to exceptions.  In addition, our bylaws provide that we are required to indemnify our officers and directors, employees and agents under circumstances, including those circumstances in which indemnification would otherwise be discretionary, and we would be required to advance expenses to our officers and directors as incurred in proceedings against them for which they may be indemnified.  The bylaws provide that we, among other things, will indemnify officers and directors, employees and agents against liabilities that may arise by reason of their status or service as directors, officers, or employees, other than liabilities arising from willful misconduct, and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.  At present, we are not aware of any pending or threatened litigation or proceeding involving a director, officer, employee or agent of ours in which indemnification would be required or permitted.  We believe that our charter provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

        We have agreed to the fullest extent permitted by applicable law, to indemnify all our officers and directors.

        We undertake the following:

        Insofar as indemnification for liabilities arising under the Securities
Act of 1933 (the "Act") may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.

        The following table sets forth certain information with respect to the beneficial ownership of our common stock, with respect to each of our named director and executive officer, each person known to us to be the beneficial owner of more than five percent (5%) of said securities, and all of our directors and executive officers as a group.  Except as noted, each person has sole voting and investment power with respect to the shares shown.

                                              Common
                                              Shares          Percentage
         Name and Address of               Beneficially           of
          Beneficial Owner                   Owned (1)        Class (1)
 -------------------------------------    ---------------     ----------
 William Tay (2)                             5,210,000          96.37%
 2000 Hamilton Street, #520
 Philadelphia, Pennsylvania 19130-3883

 Jeff Deell (3)
 5641 Prospect Road
 New Minas, Nova Scotia Canada B4N 3K5          10,000           0.18%

 All directors and executive officers        5,220,000          96.55%
 as a group (two persons)
_______________

       (1) Represents the number of shares of common stock owned of record and beneficially by each named person or group, expressed as a percentage of
5,406,000 shares of our common stock outstanding as of December 31, 2002.

       (2) Our President, Chief Executive Officer, Secretary, Treasurer and
Director.

       (3) Our Vice President.

Changes in Control.

      There are currently no arrangements that would result in a change of control of us.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In connection with our organization, on May 25, 2001, William Tay, our president, was issued 4,750,000 shares of our restricted common stock for his first year of services and in exchange for organizational costs, the development of our business plan, the web site and the domain name.

        Our sole director, William Tay, acquired his shares with the intent to hold the shares for investment purposes and not with a view to further resale or distribution, except as permitted under exemptions from registration requirements under applicable securities laws.  That means that he may not sell such securities unless they are either registered with the SEC and comparable agencies in the states or other jurisdictions where the purchasers reside, or are exempted from registration.  The most widely used exemption from registration requirements is provided by SEC Rule 144, which requires a one year holding period prior to resale, and limits the quantities of securities that can be sold during any 90 day periods.

        The certificate has been issued with a restrictive legend required with respect to issuance of securities pursuant to exemptions from registration requirements under the Securities Act and the recipient acknowledged his understanding that the shares are restricted from resale unless they were either registered under the Securities Act and comparable state laws, or the transaction was effected in compliance with available exemptions from such registration requirements.

        On November 1, 2001, our president, director and controlling shareholder, Mr. William Tay, signed a loan agreement, as amended, to lend us
$25,000 on a promissory note after the closing of our initial public offering of our common stock, registered with the Securities and Exchange Commission on
Form SB-2, if we fail to raise a minimum of $25,000 from the offering.

        It is contemplated that we may enter into certain transactions with our sole director, Mr. William Tay, or affiliates which may involve conflicts of interest in that they will not be arms' length transactions.  These transactions include the following:

        We presently have no office facilities but for the time being we will use as our business address the office of William Tay, our president, on a rent free basis, until such time as our business operations may require more extensive facilities and we have the financial ability to rent commercial office space.  There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to us on such a basis for any specific length of time.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits:

  Number      Exhibit Name
  -------     ---------------------------------------------------------------
   *1.1       Subscription Agreement
   *3.1       Certificate of Incorporation
   *3.2       By-Laws
   *4.1       Form of Common Stock Certificate
   *5.1       Opinion of Hoge Carter Holmes PLLC regarding legality
  *10.1       Loan Agreement with William Tay
  *10.2       Loan Agreement Amendment
 **16.0       Letter to Stark Winter Schenkein & Co., LLP, dated June 6, 2002
  *23.1       Consent of Hoge Carter Holmes PLLC (included in Exhibit 5.1)
  *23.2       Consent of Stark Winter Schenkein & Co., LLP
 **99.0       Accountant's Letter to the Securities and Exchange Commission
***99.1       Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
              (Chief Executive Officer and Chief Financial Officer).

 -------------------------
 *   Incorporated herein by reference to our Registration Statement on Form
     SB-2, filed on August 30, 2001, File No. 333-68702, and the amendments thereto.
 **  Incorporated herein by reference to our current report on Form 8-K/A, filed on June 7, 2002.
 *** Filed herewith.

       Upon written request to Investor Relations, Donar Enterprises, Inc.,
2000 Hamilton Street, #520, Philadelphia, Pennsylvania 19130-3883, We will furnish stockholders with a copy of any Exhibit to this Form 10-KSB upon payment of $.10 per page, which represents our reasonable expenses in furnishing Exhibits.

(b) Reports on Form 8-K:

       On May 13, 2002, we filed an 8-K that discussed a change in our independent accountants.

       On June 7, 2002, we filed an amended 8-K that discussed a change in our independent accountants.

       On July 19, 2002, we filed an 8-K to report our new address and telephone number.

ITEM 14. CONTROLS AND PROCEDURES.

        As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's
President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Chief
Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the
Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in
Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the
Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the
Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DONAR ENTERPRISES, INC.

                                        By: /s/ William Tay
                                        -----------------------------------
                                        William Tay
                                        President and Principal Financial
                                        Officer

                                        Date: March 13, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ William Tay
-----------------------------------
William Tay
President, Secretary, Treasurer, Principal
Financial Officer and Director
Date: March 13, 2003

Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections
                 302 and 906 of the Sarbanes-Oxley Act of 2002

       In connection with the Annual Report of Donar Enterprises, Inc.
(Registrant) on Form 10-KSB for the year ended December 31, 2002, as filed with the Securities and Exchange Commission, on the date hereof, I, William Tay,
Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to
ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley
Act of 2002, that:

(1) I have reviewed this Annual Report on Form 10-KSB of Donar Enterprises,
Inc., for the year ended December 31, 2002.

(2) Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual report;

(3) Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

(4) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

       (1) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, if any, is made known to us by others within those entities, particularly during the period in which this Annual
       Report is being prepared;

       (2) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

       (3) presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

       (1) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

       (2) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers, if any, and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

  /s/ William Tay                              Dated: March 13, 2003
 ---------------------------------             ---------------------
 William Tay
 Chief Executive Officer and
 Chief Financial Officer

                                 EXHIBIT 99.1
                         C.E.O. & C.F.O. CERTIFICATION

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION
                     906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Annual Report of Donar Enterprises, Inc. (the
"Company") on Form 10-KSB for the period ending December 31, 2002 as filed with the United States Securities and Exchange Commission on the date hereof (the
"Report"), I, William Tay, Chief Executive Officer and Chief Financial Officer
of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (i)    the Report fully complies with the requirements of Section 13(a) or
          15(d) of the Securities Exchange Act of 1934, as amended; and

   (ii)   the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

      The foregoing certification is made solely for the purpose of 18 U.S.C.
Section 1350, subject to the knowledge standard contained therein, and not for any other purpose.

                                        Name:  /s/ William Tay
                                        ------------------------------
                                        William Tay
                                        Chief Executive Officer
                                        and Chief Financial Officer

                                        March 13, 2003

