Form 10KSB/A
period 2002-12-31
DONAR ENTERPRISES INC
filed 2003-03-14
CIK 1141590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A

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

State issuer's revenues for its most recent fiscal year.  $7,268

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
  of incorporation)

Shares issued to founder
  for organizational costs
  and services at $.05 per
  share                          4,750,000            4,750         232,750                  --                    --             237,500

Deferred officer's
  compensation                          --               --              --             (92,708)                   --             (92,708)

Net (loss) for the period
  May 25, 2001 (date of
  incorporation) through
  December 31, 2001                     --               --              --                  --              (145,316)           (145,316)
                               -----------     ------------    ------------        ------------          ------------        ------------
Balances, December 31, 2001      4,750,000     $      4,750    $    232,750        $    (92,708)         $   (145,316)       $       (524)

Issuance of shares at $.05
  per share for cash               656,000              656          32,144                  --                    --              32,800

Deferred officer's
  compensation                          --               --              --                  --                    --                  --

Accumulated amortization,
  officer's compensation                --               --              --              92,708                    --              92,708

Net (loss) for the year
  ended December 31, 2002               --               --              --                  --               (93,010)            (93,010)
                               -----------     ------------    ------------        ------------          ------------        ------------
Balances, December 31, 2002      5,406,000            5,406         264,894                  --              (238,326)             31,974
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

  ---------------

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

                                        Date: March 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/ William Tay
-----------------------------------
William Tay
President, Secretary, Treasurer, Principal
Financial Officer and Director
Date: March 14, 2003

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

  /s/ William Tay                              Dated: March 14, 2003
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

                                        March 14, 2003

