Form 10KSB/A
period 2002-12-31
DONAR ENTERPRISES INC
filed 2003-03-14
CIK 1141590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-KSB/A #2

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
                    (A Development Stage Company)
             STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                       Common Stock                                                  (Deficit) Accumulated
                               ----------------------------                                               During The             Total
                                 Number of                      Additional          Officer's             Development        Stockholder's
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

