Form 10QSB
period 2003-03-31
DONAR ENTERPRISES INC
filed 2003-04-14
CIK 1141590

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2003

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934.

           For the transition period from ___________ to ___________

                        Commission file number 0-49649

                            DONAR ENTERPRISES, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                 23-3083371
       ----------------------------                    ----------------
       (State or other jurisdiction                    (I.R.S. Employer
             of incorporation)                        Identification No.)

              2000 Hamilton Street, #520
              Philadelphia, Pennsylvania                  19130-3883
       ----------------------------------------           ----------
       (Address of principal executive offices)           (Zip Code)

                                (215) 893-3662
             ----------------------------------------------------
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

As  of  March  31, 2003, there were 5,706,000 shares of Common Stock, $.001 par value, outstanding.

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

                            DONAR ENTERPRISES, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS

                                    ASSETS

                                                     March 31,
                                                       2003          December
                                                    (Unaudited)      31, 2002
                                                    -----------     -----------
Current assets:
  Cash in bank                                      $    44,029     $    39,082
  Accounts receivable                                     1,581             351
                                                    -----------     -----------
        Total current assets                        $    45,610     $    39,433

                                                    -----------     -----------
          TOTAL ASSETS                              $    45,610     $    39,433
                                                    ===========     ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Due to stockholder                                $     6,209     $     6,109
  Accounts payable - trade                                1,441           1,350
                                                    -----------     -----------
        Total current liabilities                         7,650           7,459
                                                    -----------     -----------

Stockholders' equity (deficit):
  Preferred stock: $.001 par value,
    20,000,000 shares authorized,
    none issued or outstanding                               --              --
  Common stock: $.001 par value,
    100,000,000 shares authorized,
    5,706,000 and 5,406,000 issued and
    outstanding in 2003 and 2002,
    respectively                                          5,706           5,406
  Additional paid-in capital                            279,594         264,894
  Deferred officer's compensation                            --        (222,500)
  Accumulated amortization, officer's
    compensation                                             --         222,500
  (Deficit) accumulated during the
    development stage                                  (247,340)       (238,326)
                                                    -----------     -----------
        Total stockholders' equity (deficit)             37,960          31,974
                                                    -----------     -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    45,610     $    39,433
                                                    ===========     ===========

   The accompanying notes are an integral part of the financial statements.

                            DONAR ENTERPRISES, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                 From
                                                                             Inception on
                                               Three Months   Three Months   May 25, 2001
                                                  Ended          Ended         Through
                                                 March 31,      March 31,      March 31,
                                                   2003           2002           2003
                                               ------------   ------------   ------------
Revenue:
   Sales, net of discounts and allowances      $      2,590   $         --   $      9,776
   Interest income                                       77             --            159
                                               ------------   ------------   ------------
                                                      2,667             --          9,935
Expenses:
   General and administrative expenses               11,681         55,679        257,275
                                               ------------   ------------   ------------
Net income (loss) from operations              $     (9,014)  $    (55,679)  $   (247,340)
                                               ============   ============   ============

   The accompanying notes are an integral part of the financial statements.

                            DONAR ENTERPRISES, INC.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                           From
                                                                                       Inception on
                                                         Three Months   Three Months   May 25, 2001
                                                            Ended          Ended         Through
                                                           March 31,      March 31,      March 31,
                                                             2003           2002           2003
                                                         ------------   ------------   ------------
Cash flows from operating activities:
  Net (loss)                                             $     (9,014)  $    (55,679)  $   (247,340)
  Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
    Issuance of stock for services rendered                    10,000             --        247,500
    Increase in deferred offering costs                            --         (2,052)            --
    Increase in deferred officer's compensation                    --             --             --
    Amortization of deferred officer's compensation                --         55,625             --
    Increase in accounts payable                                   91          1,350          1,441
    Increase in accounts receivable                            (1,230)            --         (1,581)
                                                         ------------   ------------   ------------
Net cash (used in) operating activities                          (153)          (756)            20
                                                         ------------   ------------   ------------
Cash flows from investing activities:                              --             --             --
                                                         ------------   ------------   ------------
Net cash provided by investing activities                          --             --             --
                                                         ------------   ------------   ------------
Cash flows from financing activities:
    Proceeds from issuance of common stock                      5,000             --         37,800
    Advances from stockholder                                     100            756          6,209
                                                         ------------   ------------   ------------
Net cash provided by financing activities                       5,100            756         44,009
                                                         ------------   ------------   ------------
Net Increase in Cash                                            4,947             --         44,029

Beginning Cash                                                 39,082             --             --
                                                         ------------   ------------   ------------
Ending Cash                                              $     44,029   $         --   $     44,029
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
                                                         ============   ============   ============

   The accompanying notes are an integral part of the financial statements.

                            DONAR ENTERPRISES, INC.
                         (A Development Stage Company)
                   NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                MARCH 31, 2003

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

The  results  of  operations  for  the periods presented  are  not  necessarily indicative of the results to be expected  for  the  full year. The accompanying financial statements should be read in conjunction with the Company's financial statements for the period ended December 31, 2002.

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
                                MARCH 31, 2003

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

On  November  1,  2001,  the  sole  director of the Company agreed to loan  the
Company $25,000.  The advance will bear  an interest rate of 10% per annum, due and  payable on or before June 30, 2003.  As  of  March 31, 2003,  the  Company owed the sole officer and director an outstanding balance of $6,209.

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
                                MARCH 31, 2003

efforts,  no  minimum  basis.   As  such, there will be no escrow of any of the
proceeds of the offering and the Company  will  have  the immediate use of such funds to finance its operations.

NOTE 5.  COMMITMENT

In  March 2003, the Company executed an employment agreement with its president and majority  stockholder.  The  agreement,  which  expires on January 1, 2006, requires the Company to pay annual, base compensation  of  $85,000  and various fringe benefits (as defined in the agreement).

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

Management expects that the Company will continue generating  small  amounts of revenue  from  the  Company's  current  clients  during  the  second quarter of
2003.  As  the  Company  attracts  more  clientele,  revenues  are  expected to increase.

Results of Operations

The  Company's  operations  during  the quarterly period ended  March 31, 2003, resulted  in $2,667 in revenues and incurred expenses of $11,681, stemming from costs related to general and administrative expenses.

Liquidity and Capital Resources

At  March  31,  2003,  the  Company  had  total  current assets of $45,610  and
total liabilities of  $7,650.   Based  upon  the  Company's  current  level  of
revenues,  expected growth and estimated expenses, management believes that its cash on hand  of $44,029 will be sufficient to allow it to maintain its current operations for the next twelve months.

Material Agreement

On  March  31,  2003,  the  Company  entered  into an employment agreement with
William  Tay,  who will be compensated at the rate  of  $85,000  per  year  and various fringe benefits  (as defined in the agreement).  Under the terms of the agreement, unpaid salary shall accrue without interest in the event the Company is not in a position, due to its then- current financial situation, to make any
salary payment(s) to Mr. Tay.   The  employment contract also contains standard
non-compete, termination, confidentiality  and  other  clauses.  The employment agreement expires on January 1, 2006.

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

ITEM 3.  CONTROLS AND PROCEDURES.

The  Company  maintains a system of controls and procedures designed to provide reasonable assurance  as  to  the  reliability  of the financial statements and other disclosures included in this report, as well  as to safeguard assets from unauthorized use or disposition.  Within 90 days prior  to  the  filing of this report,  the Company's Chief Executive Officer and principal financial  officer have evaluated  the  effectiveness of the design and operation of the Company's disclosure controls and  procedures  with  the  assistance and participation of other members of management.  Based upon that evaluation,  the  Company's Chief
Executive Officer and principal financial officer concluded that  the Company's disclosure  controls and procedures are effective for gathering, analyzing  and disclosing the  information  the Company is required to disclose in the reports it files under the Securities  Exchange  Act  of  1934  within the time periods specified in the SEC's rules and forms.  There have been no significant changes
in   the   Company's  internal  controls  or  in  other  factors  which   could
significantly  affect  internal  controls  subsequent  to  the date the Company carried out its evaluation.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no  legal  proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

On  January  3,  2003,  the  Company  issued an aggregate of 200,000 restricted shares of common stock to U.S. Capital  Partners,  Inc.,  a  financial services
company   that   provides   investment  banking  and  brokerage  services,   as
compensation for financial services  to  be  provided by U.S. Capital Partners,
Inc. to the Company.  The Company estimates the  value  of  these  services  at
$10,000.  The  issuance  of  the  shares  to  U.S.  Capital  Partners, Inc. was accomplished in reliance upon Section 4(2) of the Securities Act  of  1933,  as amended,  and  is  subject  to the resale provisions of Rule 144 and may not be sold or transferred without registration  except  in  accordance with Rule 144.
Certificates representing the shares bear such a legend.  The facts relied upon for exemption are that U.S. Capital Partners, Inc. was an accredited  investor, a sophisticated purchaser and had full access to the information on the Company necessary  to  make  an  informed  investment  decision  by  virtue  of the due diligence conducted by the purchaser or available to the purchaser prior to the transaction.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There has been no default upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted  to  a  vote  of  the  security  holders  during  the quarterly period covered by this report.

ITEM 5.  OTHER INFORMATION

The  Company  recently  registered  the  domain  names  "www.edgarized.com" and
"www.fastedgar.com."  EDGAR(R) is a federally registered  trademark of the U.S.
Securities  and  Exchange Commission.  The Company and its web  sites  are  not affiliated with or approved by the U.S. Securities and Exchange Commission.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

 Exhibit No.  Description of Exhibit
 -----------  --------------------------------
    10.1      William Tay Employment Agreement
    99.1      Certification by Management

(b) Reports on 8-K:

The  Company  filed  a  Form  8-K on February 6, 2003 to report that its common stock  has been cleared for trading  on  the  Over-The-Counter  Bulletin  Board service of the NASD under the symbol "DNRE".

                                  SIGNATURES

In  accordance with the requirements of the Exchange Act, the registrant caused this  report  to  be  signed  on  its behalf by the undersigned, thereunto duly authorized.

                                            DONAR ENTERPRISES, INC.
                                            (Registrant)

                                            By: /s/ William Tay
                                            -------------------------------
                                            William Tay
                                            President, Chief Executive
                                            Officer, Secretary, Treasurer
                                            and Director
                                            (principal financial officer,
                                            principal accounting officer,
                                            director)

Date: April 14, 2003

                                 CERTIFICATION

I, William Tay, certify that:

1.  I  have reviewed this quarterly report on Form 10-QSB of Donar Enterprises,
Inc.;

2. Based  on  my  knowledge,  this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of  the circumstances under which such statements were made, not misleading with respect  to the period covered by this quarterly report;

3.  Based  on  my  knowledge,  the financial statements,  and  other  financial information included in this quarterly  report,  fairly present in all material respects the financial condition, results of operations  and  cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The  registrant's  other  certifying  officers  and  I are responsible  for establishing and maintaining disclosure controls and procedures  (as defined in
Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed  such  disclosure controls and procedures to ensure that  material
information  relating   to   the   registrant,   including   its   consolidated
subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated  the  effectiveness  of the registrant's disclosure controls  and procedures  as of a date within 90 days  prior  to  the  filing  date  of  this quarterly report (the "Evaluation Date"); and

c) presented  in  this quarterly report our conclusions about the effectiveness of the disclosure controls  and  procedures  based  on our evaluation as of the
Evaluation Date;

5. The registrant's other certifying officers and I have  disclosed,  based  on our  most  recent  evaluation,  to  the  registrant's  auditors  and  the audit committee  of  registrant's  board  of  directors  (or  persons  performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which  could  adversely  affect  the  registrant's  ability to record, process, summarize and report financial data and have identified  for  the  registrant's auditors any material weaknesses in internal controls; and

b)  any  fraud,  whether  or  not  material,  that involves management or other employees  who have a significant role in the registrant's  internal  controls;
and

6. The registrant's  other  certifying  officers  and  I have indicated in this quarterly  report  whether  or not there were significant changes  in  internal controls or in other factors  that could significantly affect internal controls subsequent to the date of our most  recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 14, 2003                    /s/ William Tay
                                        ---------------------------------------
                                        William Tay
                                        Chief Executive Officer, President and
                                        Principal Financial Officer