Form 10QSB
period 2003-06-30
DONAR ENTERPRISES INC
filed 2003-07-22
CIK 1141590

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                        Commission File Number 0-49649


                            DONAR ENTERPRISES, INC.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

             DELAWARE                                  23-3083371
  -------------------------------           ---------------------------------
  (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

        2000 Hamilton Street, #520, Philadelphia, Pennsylvania 19130
      -----------------------------------------------------------------
                  (Address of principal executive offices)

                               (215) 893-3662
      -----------------------------------------------------------------
                         (Issuer's telephone number)

                                     N/A
          --------------------------------------------------------
            (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 22, 2003 there were outstanding 7,122,667 shares of common stock, par value $0.001, and no shares of preferred stock.

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

                           DONAR ENTERPRISES, INC.
                        (A Development Stage Company)
                               BALANCE SHEETS
  For the Period Ending June 30, 2003 and the Year Ended December 31, 2002


                                   ASSETS

                                                   June 30,
                                                     2003          December
                                                  (Unaudited)      31, 2002
                                                  -----------     -----------
Current assets:
  Cash in bank                                    $    47,852     $    39,082
  Accounts receivable                                   2,660             351
                                                  -----------     -----------
        Total current assets                      $    50,512     $    39,433

                                                  -----------     -----------
          TOTAL ASSETS                            $    50,512     $    39,433
                                                  ===========     ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Due to stockholder                              $     6,369     $     6,109
  Accounts payable - trade                              1,400           1,350
  Officer's salary payable                             21,250              --
                                                  -----------     -----------
        Total current liabilities                      29,019           7,459
                                                  -----------     -----------

Stockholders' equity (deficit):
  Preferred stock: $.001 par value,
    20,000,000 shares authorized,
    none issued or outstanding                             --              --
  Common stock: $.001 par value,
    100,000,000 shares authorized,
    7,122,667 and 5,406,000 issued
    and outstanding in 2003 and 2002,
    respectively                                        7,123           5,406
  Additional paid-in capital                          349,010         264,894
  Deferred officer's compensation                          --        (222,500)
  Accumulated amortization, officer's
    compensation                                           --         222,500
  (Deficit) accumulated during the
    development stage                                (334,640)       (238,326)
                                                  -----------     -----------
        Total stockholders' equity (deficit)           21,493          31,974
                                                  -----------     -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    50,512     $    39,433
                                                  ===========     ===========


   The accompanying notes are an integral part of the financial statements.

                            DONAR ENTERPRISES, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
 For the Three and Six Month Periods Ended June 30, 2003 and 2002 and for the
                  period from inception through June 30, 2003

                                                   For the Three                 For the Six          From Inception
                                                   Months Ended                  Months Ended           on May 25,
                                                     June 30,                      June 30,            2001 through
                                             ------------------------     -------------------------      June 30,
                                                2003          2002           2003           2002           2003
                                             ----------    ----------     ----------     ----------     ----------
Revenue:
   Sales, net of discounts and allowances    $    4,978    $      168     $    7,568     $      168     $   14,754
   Interest income                                   67            --            144             --            226
                                             ----------    ----------     ----------     ----------     ----------
                Total:                            5,045           168          7,712            168         14,980
Expenses:
   General and administrative expenses           92,345        37,133        110,745         92,812        349,620
                                             ----------    ----------     ----------     ----------     ----------

Net income (loss) from operations            $  (87,300)   $  (36,965)    $ (103,033)    $  (92,644)    $ (334,640)
                                             ==========    ==========     ==========     ==========     ==========
Per share information: Basic and fully
 diluted

Weighted average number of common shares
 outstanding                                  6,178,222     4,750,000      5,925,445      4,750,000
                                             ==========    ==========     ==========     ==========

Net (loss) per common share                  $    (0.01)   $    (0.01)    $    (0.02)    $    (0.02)
                                             ==========    ==========     ==========     ==========

   The accompanying notes are an integral part of the financial statements.

                            DONAR ENTERPRISES, INC.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
For the Six Month Periods Ended June 30, 2003 and 2002 and for the period from inception through June 30, 2003

                                                             For the Six           From Inception
                                                             Months Ended            on May 25,
                                                               June 30,             2001 through,
                                                      ---------------------------     June 30,
                                                          2003           2002           2003
                                                      ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss)                                          $   (103,033)  $    (92,644)  $   (334,640)

  Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
      Issuance of stock for services rendered               80,833             --        318,333
      Deferred offering costs                                6,208         (2,093)            --
      Deferred officer's compensation                           --             --             --
      Amortization of deferred officer's compensation           --         92,708             --
  (Increase) decrease in assets:
      Accounts receivable                                   (2,309)          (168)        (2,660)
  Increase (decrease) in liabilities:
      Accounts payable                                          50          1,350          1,400
      Officer's salary payable                              21,250             --         21,250
                                                      ------------   ------------   ------------
        Total adjustments                                  106,032         91,797        338,323
                                                      ------------   ------------   ------------
      Net cash (used in) operating activities                2,999           (847)         3,683
                                                      ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:                           --             --             --
                                                      ------------   ------------   ------------
      Net cash provided by investing activities                 --             --             --
                                                      ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from issuance of common stock                 5,000             --         37,800
      Advances from stockholder                                771            847          6,369
                                                      ------------   ------------   ------------
      Net cash provided by financing activities              5,771            847         44,169
                                                      ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH                              8,770             --         47,852

CASH, BEGINNING OF THE PERIOD                               39,082             --             --
                                                      ------------   ------------   ------------
CASH, END OF THE PERIOD                               $     47,852   $         --   $     47,852
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

                            DONAR ENTERPRISES, INC.
                   Notes to the Interim Financial Statements


1.  MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements have been prepared by Donar Enterprises, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-KSB for the year ended December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about the Company's business, financial condition and prospects that reflect management's assumptions and beliefs based on information currently available. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company's actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's services, its ability to expand its customer base, managements' ability to raise capital in the future, the retention of key employees and changes in the regulation of the Company's industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

Brief History of the Company

Donar Enterprises, Inc. ("Donar" or the "Company"), a Delaware corporation incorporated on May 25, 2001, is a company with a principal business objective to provide electronic filing services for clients that need to electronically file prospectuses, registration statements, and other documents pursuant to federal securities laws with the Securities and Exchange Commission (SEC) via the SEC's electronic data gathering system entitled Electronic Data Gathering Analysis and Retrieval ("EDGAR"). This program requires participants or their agents to file disclosure information with the SEC in an electronic format rather than by the traditional paper filing package. This electronic format, usually in ASCII, includes additional submission information and coding "tags" within the document for aid in the SEC's analysis of the document and retrieval by the public. This electronic format is delivered by direct telecommunications. EDGAR allows registrants to file, and the public to retrieve, disclosure information electronically.

EDGAR(R) is a federally registered trademark of the U.S. Securities and Exchange Commission. The Company and its web sites are NOT affiliated with or approved by the U.S. Securities and Exchange Commission.

Management's Plan of Operation

In this 3 month operating period ended June 30, 2003, the Company incurred an operating net loss of $87,300 for selling, general and administrative expenses related to operations.

As of June 30, 2003, the Company has $47,852 in cash with which to satisfy any future cash requirements. The Company will need a minimum of $95,000 to satisfy its cash requirements for the next twelve months. The Company may not be able to operate if it does not obtain additional equity and/or debt financing. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or loans or contributions from its sole officer and director. There can be no assurance that the Company will be successful in raising such capital or financing and thus, be able to satisfy its cash requirements. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

Business Strategy Behind Distribution of the Company's Services

The economics underlying the Company's business strategy are simple. For each new client the Company is able to garner, the Company will usually be able to generate approximately $500 to $2,500 in initial revenues. From that point forward, as long as the client continues to utilize the Company's EDGAR filing services, each client should be worth a minimum of approximately $2,000 in annual revenues due to the filing of each client's quarterly and annual SEC regulatory filings. It must be noted however that many companies may wish to electronically file documents in-house or in fact may turn to other sources, such as accounting or law firms that provides professional services to these companies, which may detrimentally impact the Company's anticipated revenue sources. As such, the Company's industry segment is characterized by what is commonly referred to as "recurring revenue." The Company has established relationships with a limited number of clients. The Company plans on increasing its client base through advertising campaigns on the Internet and by direct mail. Management expects that the Company will continue generating small amounts of revenue from the Company's current clients during the third quarter of 2003. As the Company attracts more clientele, revenues are expected to increase.

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

Growth Strategy of the Company

The Company believes that the current marketplace of established EDGAR filers is highly fragmented, with literally dozens of EDGAR filers located throughout the country. As such, the Company believes that there is an opportunity for a publicly traded EDGAR company to acquire several, smaller and more established EDGAR filers with already-established client bases. In short, the Company would like to be a consolidator of its industry. The Company intends to use its securities as the principal medium of payment for all acquisitions. However, to the extent certain cash payments are required; the Company will attempt to minimize those payments in view of the Company's lack of cash. The Company gives no assurance, however, that it will be successful as a consolidator. As of the date of this report, there are no agreements to acquire any specific competitor.

The Company has re-designed its website and developed two additional web sites under separate Internet domain names providing its clientele with additional information on its services, including additional information on the EDGAR process. Additionally, the Company plans to select and implement an online credit card payment system, an automated services and fees quotation system for not standard filings, standard forms download to further simplify the overall EDGAR formatting process and the capabilities to search the EDGAR database for submitted filings. Other growth strategies include an aggressive targeted marketing campaign, advertisement in trade publications, and yearly services agreements with current and potential clients for their total yearly EDGAR filing needs for a lump sum price.

The Company is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock.

ITEM 3.  CONTROLS AND PROCEDURES

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

ITEM 2.  CHANGES IN SECURITIES

During the period ended June 30, 2003, the Company's Board of Directors authorized the issuance of 1,416,667 restricted shares of its $.001 par value common stock to Mr. William Tay, the president of the Company, for past services rendered aggregating $70,833.33 (or $0.05 per share). These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), for "transactions by an issuer not involving a public offering." Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. Mr. Tay represented in writing that he acquired the securities for his own account. A legend was placed on the certificates stating that the securities have not been registered under the Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

There has been no default upon senior securities.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of the security holders during the quarterly period covered by this report.

ITEM 5.  OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:

           Exhibit No.    Description of Exhibit
           -----------    ---------------------------
              99.1        Certification by William Tay, Chief Executive Officer
                          and Chief Financial Officer pursuant to 18 U.S.C.
                          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended June 30, 2003, for which this report is filed.



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

Date: July 22, 2003

                                CERTIFICATIONS
                                --------------

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

Date: July 22, 2003

                                          /s/ William Tay
                                          ----------------------------------
                                          Name:  William Tay
                                          Title: Chief Executive Officer and
                                          Chief Financial Officer