Form 10QSB
period 2003-09-30
DONAR ENTERPRISES INC
filed 2003-10-14
CIK 1141590

================================================================================


                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 FORM 10-QSB

                                  (Mark One)

   [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

           FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

   [ ]     Transition  report  under  Section 13 or 15(d) of the Exchange
           Act

           For the transition period from __________ to __________

                        Commission file number 0-49649

                            DONAR ENTERPRISES, INC.
------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

               DELAWARE                                23-3083371
    -------------------------------         --------------------------------
    (State or Other Jurisdiction of                  (IRS Employer
     Incorporation or Organization)                identification No.)

                          2000 Hamilton Street, #520
                       Philadelphia, Pennsylvania 19130
                    ---------------------------------------
                   (Address of Principal Executive Offices)

                                (215) 893-3662
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)

                                      n/a
              --------------------------------------------------
             (Former Name, Former Address and Former Fiscal Year,
                         If changed since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of October 14, 2003 there were outstanding 7,122,667 shares of common stock, par value $0.001, and no shares of preferred stock.

Transitional Small Business Disclosure Format:  Yes [ ] No [X]


================================================================================

                             DONAR ENTERPRISES, INC.

                                      INDEX

                                                                          Page
                                                                          ----
Part I   Financial Information ..........................................   3

Item 1.  Financial Statements ...........................................   3

         Balance Sheets as of September 30, 2003 (unaudited) and
           December 31, 2002 ............................................   4

         Statements of Operations for the three and nine month
           periods ended September 30, 2003 and 2002 and for the
           period from inception through September 30, 2003
           (unaudited) ..................................................   5

         Statements of Cash Flows for the nine month periods ended
           September 30, 2003 and 2002 and for the period from
           inception through September 30, 2003 (unaudited) .............   6

         Notes to financial statements ..................................   7


Item 2.  Management's Discussion and Analysis or Plan of Operation ......   8
Item 3.  Controls & Procedures ..........................................  10

Part II  Other Information ..............................................  10

Item 1.  Legal Proceedings ..............................................  10
Item 2.  Changes in Securities ..........................................  10
Item 3.  Defaults Upon Senior Securities ................................  10
Item 4.  Submission of Matters to a Vote of Security Holders ............  10
Item 5.  Other Information ..............................................  10
Item 6.  Exhibits and Reports on Form 8-K ...............................  11

                                      -2-

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



                           DONAR ENTERPRISES, INC.
                        (A Development Stage Company)
                               BALANCE SHEETS
For the Period Ending September 30, 2003 and the Year Ended December 31, 2002


                                   ASSETS


                                                            September
                                                            30, 2003          December
                                                           (Unaudited)        31, 2002
                                                           -----------       -----------

Current assets:
  Cash in bank ..........................................  $    52,389       $    39,082
  Accounts receivable ...................................        3,273               351
                                                           -----------       -----------
        Total current assets ............................  $    55,662       $    39,433
                                                           -----------       -----------
          TOTAL ASSETS ..................................  $    55,662       $    39,433
                                                           ===========       ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Due to stockholder ....................................  $     6,664       $     6,109
  Accounts payable - trade ..............................        1,350             1,350
  Officer's salary payable ..............................       42,500                --
                                                           -----------       -----------
        Total current liabilities .......................       50,514             7,459
                                                           -----------       -----------

Stockholders' equity (deficit):
  Preferred stock: $.001 par value, 20,000,000
    shares authorized, none issued or outstanding .......           --                --
  Common stock: $.001 par value, 100,000,000
    shares authorized, 7,122,667 and 5,406,000
    issued and outstanding in 2003 and 2002,
    respectively ........................................        7,123             5,406
  Additional paid-in capital ............................      349,010           264,894
  Deferred officer's compensation .......................           --          (222,500)
  Accumulated amortization, officer's compensation ......           --           222,500
  (Deficit) accumulated during the development stage ....     (350,985)         (238,326)
                                                           -----------       -----------
        Total stockholders' equity (deficit) ............        5,148            31,974
                                                           -----------       -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ............  $    55,662       $    39,433
                                                           ===========       ===========



   The accompanying notes are an integral part of the financial statements.

                                      -4-


                            DONAR ENTERPRISES, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
For the Three and Nine Month Periods Ended September 30, 2003 and 2002 and for the
                period from inception through September 30, 2003


                                                   For the Three                 For the Nine         From Inception
                                                   Months Ended                  Months Ended           on May 25,
                                                   September 30,                 September 30,         2001 through
                                             ------------------------     -------------------------    September 30,
                                                2003          2002           2003           2002           2003
                                             ----------    ----------     ----------     ----------     ----------


Revenue:
   Sales, net of discounts and
    allowances ............................  $    5,209    $    1,480     $   12,777     $    1,648     $   19,963
   Interest income ........................          45            17            190             17            272
                                             ----------    ----------     ----------     ----------     ----------
                Total: ....................       5,254         1,497         12,967          1,665         20,235
Expenses:
   General and administrative
    expenses ..............................      21,600           380        132,345         93,192        371,220
                                             ----------    ----------     ----------     ----------     ----------

Net income (loss) from operations .........  $  (16,346)   $    1,117    $  (119,378)    $  (91,527)    $ (350,985)
                                             ==========    ==========     ==========     ==========     ==========
Per share information: Basic and fully
 diluted

Weighted average number of common shares
 outstanding ..............................   7,122,667     5,030,667      6,324,519      4,843,556
                                             ==========    ==========     ==========     ==========

Net (loss) per common share ...............  $   (0.002)   $    0.000     $   (0.019)    $   (0.019)
                                             ==========    ==========     ==========     ==========



   The accompanying notes are an integral part of the financial statements.

                                      -5-


                            DONAR ENTERPRISES, INC.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
For the Nine Month Periods Ended September 30, 2003 and 2002 and for the period from inception through September 30, 2003



                                                              For the Nine          From Inception
                                                              Months Ended            on May 25,
                                                              September 30,          2001 through,
                                                       ---------------------------   September 30,
                                                           2003           2002           2003
                                                       ------------   ------------   ------------


CASH FLOWS FROM OPERATING ACTIVITIES:

  Net (loss).........................................  $   (119,378)  $    (91,527)  $   (350,985)

  Adjustments to reconcile net (loss) to
   net cash (used in) operating activities:
      Issuance of stock for services rendered .......        80,833             --        318,333
      Deferred offering costs .......................         6,208         (2,093)            --
      Deferred officer's compensation ...............            --             --             --
      Amortization of deferred officer's
       compensation .................................            --         92,708             --
  (Increase) decrease in assets:
      Accounts receivable ...........................        (2,922)          (837)        (3,273)
  Increase (decrease) in liabilities:
      Accounts payable ..............................            --          1,350          1,350
      Officer's salary payable ......................        42,500             --         42,500
                                                       ------------   ------------   ------------
        Total adjustments ...........................       126,619         91,128        358,910
                                                       ------------   ------------   ------------
      Net cash (used in) operating activities .......         7,241           (399)         7,925
                                                       ------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES: ...............            --             --             --
                                                       ------------   ------------   ------------
      Net cash provided by investing activities .....            --             --             --
                                                       ------------   ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from issuance of common stock ........         5,000         25,900         37,800
      Advances from stockholder .....................         1,066          1,227          6,664
                                                       ------------   ------------   ------------
      Net cash provided by financing activities .....         6,066         27,127         44,464
                                                       ------------   ------------   ------------
NET INCREASE (DECREASE) IN CASH .....................        13,307         26,728         52,389

CASH, BEGINNING OF THE PERIOD .......................        39,082             --             --
                                                       ------------   ------------   ------------
CASH, END OF THE PERIOD .............................  $     52,389   $     26,728   $     52,389
                                                       ============   ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for:  Income taxes ........................  $         --   $         --   $         --
                                                       ============   ============   ============
                Interest ............................  $         --   $         --   $         --
                                                       ============   ============   ============



   The accompanying notes are an integral part of the financial statements.

                                      -6-

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The  following  discussion  and analysis should be read in conjunction with the
Company's  financial  statements,   including   the  notes  thereto,  appearing
elsewhere in this Report.

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

Management's Plan of Operation

In this 3 month operating period ended September 30, 2003, the Company incurred an operating net loss of $16,346 for selling, general and administrative expenses related to operations.

As of September 30, 2003, the Company has $52,389 in cash with which to satisfy any future cash requirements. The Company will need a minimum of $95,000 to satisfy its cash requirements for the next twelve months. The Company may not be able to operate if it does not obtain additional equity and/or debt financing. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or loans or contributions from its sole officer and director. There can be no assurance that the Company will be successful in raising such capital or financing and thus, be able to satisfy its cash requirements. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

Business Strategy Behind Distribution of the Company's Services

The economics underlying the Company's business strategy are simple. For each new client the Company is able to garner, the Company will usually be able to generate approximately $500 to $2,500 in initial revenues. From that point forward, as long as the client continues to utilize the Company's EDGAR filing services, each client should be worth a minimum of approximately $2,000 in annual revenues due to the filing of each client's quarterly and annual SEC regulatory filings. It must be noted however that many companies may wish to electronically file documents in-house or in fact may turn to other sources, such as accounting or law firms that provides professional services to these companies, which may detrimentally impact the Company's anticipated revenue sources. As such, the Company's industry segment is characterized by what is commonly referred to as "recurring revenue." The Company has established relationships with a limited number of clients. The Company plans on increasing its client base through advertising campaigns on the Internet and by direct mail. Management expects that the Company will continue generating small amounts of revenue from the Company's current clients during the fourth quarter of 2003. As the Company attracts more clientele, revenues are expected to increase.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:

           Exhibit 99.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended September 30, 2003, for which this report is filed.


                                  SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            DONAR ENTERPRISES, INC.


Date: October 14, 2003                      By: /s/ William Tay
                                            -------------------------------
                                            William Tay
                                            President, Chief Executive
                                            Officer, Secretary, Treasurer
                                            and Director
                                            (principal financial officer,
                                            principal accounting officer,
                                            director)

                                                                   Exhibit 99.1

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

Date: October 14, 2003                    /s/ William Tay
                                          ----------------------------------
                                          Name:  William Tay
                                          Title: Chief Executive Officer and
                                          Chief Financial Officer

A signed original of this written statement required by Section 302 of the Sarbanes-Oxley Act of 2002 has been provided to Donar Enterprises, Inc. and will be retained by Donar Enterprises, Inc. and furnished to the Securities and Exchange Commission or it staff upon request.

                                                                   Exhibit 99.2


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Donar Enterprises, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William Tay, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Date: October 14, 2003                    /s/ William Tay
                                          ----------------------------------
                                          Name: William Tay
                                          Title: Chief Executive Officer and
                                          Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Donar Enterprises, Inc., and will be retained by Donar Enterprises, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.