Form 10KSB
period 2003-12-31
DONAR ENTERPRISES INC
filed 2004-03-22
CIK 1141590

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB

              [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended: December 31, 2003

            [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from          to

                       Commission file number 000-49649

                            Donar Enterprises, Inc.
                (Name of small business issuer in its charter)

          Delaware                                              23-3083371
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

2000 Hamilton Street, #520, Philadelphia, PA                      19130
(Address of principal executive offices)                        (Zip Code)

                Issuer's telephone number:    (215) 893-3662

       Securities registered under Section 12(b) of the Exchange Act:
                                    None

       Securities registered under Section 12(g) of the Exchange Act:

                       Common Stock, $.001 par value
                              (Title if Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

State issuer's revenues for its most recent fiscal year.  $14,305.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

As of March 22, 2004, the aggregate market value (based on the last sale price on such date) of Common Stock held by non-affiliates of the registrant was $50,816. For purposes of this disclosure, we have considered each officer and director, and each person who owns 5% or more of the outstanding Common Stock, to be an affiliate. This determination of affiliate status is not necessarily applicable for other purposes.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 7,443,467 shares of Common Stock, par value $.001 per share, as of March 22, 2004.





            [The balance of this page is intentionally left blank]

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc. ) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (Securities Act). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990): None


   Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]


                                   PART I
                                   ------

        Special Cautionary Notice Regarding Forward-Looking Statements
        ---------------------------------------------------------------

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

ITEM 1.  DESCRIPTION OF BUSINESS.

General
-------

Donar Enterprises, Inc. ("We", "Our", Us") was incorporated under the laws of the State of Delaware on May 25, 2001. We are engaged in the business of converting and filing registration statements, periodic reports and other forms of small to mid-sized public companies with the U.S. Securities and Exchange Commission ("SEC") electronically through EDGAR. EDGAR, the Commission's Electronic Data Gathering, Analysis, and Retrieval system, performs automated collection, validation, indexing, acceptance and forwarding of submissions by companies and others who are required by law to file forms with the Commission. We are in NO way affiliated with the U.S. Securities and Exchange Commission. Our goal is to become the source of choice of small and mid-sized, public companies for their EDGAR filings.

Our address is at 2000 Hamilton Street, #520, Philadelphia, PA 19130-3883. The telephone number of our principal executive office is (215) 893-3662. Our web site is located at http://www.donarenterprises.com and email at that Internet address is info@donarenterprises.com.

About the Securities and Exchange Commission (SEC)
--------------------------------------------------

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

Industry Background
-------------------

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

The SEC recognized the need to enhance the speed and efficiency of the SEC filing process, makes corporate and financial information readily available to investors, and generates more informed investor participation and securities markets. Hence, the SEC began developing an electronic disclosure system in 1983.

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

Our Market
----------

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

We hope to capture a portion of the electronic filings made by companies and certain individuals in this market by providing exceptional service at competitive prices compared to our largest competitors, such as Merrill Corporation.

We provide EDGAR filing services primarily to small public corporations traded on the over-the-counter market and certain individuals by marketing our services to these groups directly or through legal and accounting firms specializing in securities practices.

Future Growth Strategy
----------------------

The current marketplace of established EDGAR filing service providers is highly fragmented, with literally dozens of EDGAR filing service providers located throughout the country. As such, we believe that there is an opportunity for a publicly traded EDGAR filing Service Company to acquire several, smaller and more established EDGAR filing service providers.

Our Services
------------

We are a full-service EDGAR filing service provider that files EDGAR reports on behalf of public companies and certain individuals. The scope of work undertaken by a full-service EDGAR filing service provider includes the following:

1.  Filing For EDGAR Access Codes. Before filers can use the EDGAR system, they
    ------------------------------
must be registered on the EDGAR system as filers. We assist our clients in submitting their application to the SEC EDGAR office for registration. When the completed form is received by the SEC, account information such as filing codes are mailed or faxed to us and we forward a copy to our client.

2.  Conversion Of Documents To EDGAR Acceptable Format.  Most documents are
    ---------------------------------------------------
created on popular word processing software such as Microsoft Word or WordPerfect. We convert these documents in their original format to the EDGAR format in order to file on the EDGAR system.

3.  Client Approval Of The Document To Be Filed With The SEC.  After we have
    ---------------------------------------------------------
converted our client's document to the EDGAR format, we will email or fax them a copy for proof-reading.

4.  Electronic Filing Or Transmission Of The Document On The EDGAR System.
    ----------------------------------------------------------------------
Once the formatted document is proof-read and final approval is obtained from the client, we will file the document to the EDGAR system on the client's behalf by electronic transmission over the Internet.

Document Preparation and Filing Services
----------------------------------------

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

Distribution and Marketing Plan
-------------------------------

We currently deliver our EDGAR filing services through our web site. Our fully functional web site can be found at www.donarenterprises.com. This web site is currently being hosted and maintained by our president at no charge to us.

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

We do not believe that we will be affected by seasonal factors. However, many companies file reports on a calendar year-end basis. As a result, we believe that a greater percentage of our business will occur around the deadlines set forth by the SEC for companies filing on a calendar year-end basis. Such deadlines are traditionally forty-five days after the end of each quarter, and ninety-days after a company's year-end.

There can be no assurance that we will be able to develop our marketing plan.

Sources and Availability of Raw Materials
-----------------------------------------

We are in the service business, and thus we do not use raw materials or have any significant suppliers.

Customer Base
-------------

We have established relationships with a limited number of clients. We plan on increasing our client base through advertising campaigns on the Internet.

Research and Development Activities
-----------------------------------

Although our industry relies on the technical knowledge of computers and software, our operations will not require research and development in the traditional sense. Other than initial web site development at www.donarenterprises.com, we have not undergone any research and development activity. Our president has training in formatting and filing EDGAR documents and will be responsible for all of our service offerings at the present time.

Intellectual Property
---------------------

We do not have any trademarks, patents, licenses, royalty agreements, or other proprietary interest. We own the domain name, www.donarenterprises.com.

Competitive Business Conditions
-------------------------------

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

Some of our competitors include:

- dozens of national financial printing firms such as Bowne, CCH, Donnelly and St. Ives Burrups;

- and scores of regional financial printing firms such as Pacific Financial Printing in California, Imperial Financial in Arizona and Capital Printing in New York.

Many of these businesses have longer operating histories and significantly greater financial, technical, marketing and managerial resources than we do. There are relatively low barriers to entry into our business. We have no patented or other proprietary technology that would preclude or inhibit competitors from entering the EDGARizing service. We must rely on the skill of our personnel and the quality of our client service. We expect that we will continue to face additional competition from new entrants into the market in the future.

Technology and Regulations
--------------------------

The SEC has stated that since June of 1999, filers have been able to submit most filings in either HTML or ASCII format. They have further stated that they expect that HTML will eventually replace ASCII for most filings. Unlike ASCII documents, HTML and PDF documents have the potential to include graphics, varied fonts, and other visual displays that filers use when they create Internet presentations or material for distribution to shareholders. Sections I.B. and C. of SEC Release No. 33-7855 (April 24, 2000) discuss the use of HTML.

The SEC has not yet proposed to require the use of HTML for filings, but did note both in 1999 and 2000 that they expect to require HTML for most filings in the future. They have also recognized that many of those professionals who have commented on their proposals have suggested that there are evolving alternative formats that should be considered, including XML. The SEC has not yet set the timing for mandating the use of HTML, but has indicated a direction away from ASCII format.

We have intentionally chosen not to invest in HTML capabilities at this time since it is not currently required by the SEC and would generally be more expensive to clients. Instead, our intent is to penetrate the market via our affordable pricing structure. We will consider enhancements to HTML, XML, or alternative formats when mandated or otherwise practical. We do not feel that it would be wise to shift to HTML and then have to shift again to a more advanced technology that may be available or required in the near future.

Governmental Regulations
------------------------

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

Employees
---------

As of the date of this report, we have two part-time employees. We expect to contract the services of a data entry operator on an as needed basis at times of peak business. We do not anticipate hiring any additional employees until such time as additional staff is required to support our operations.

ITEM 2.  DESCRIPTION OF PROPERTY.

We have no property and enjoy the non-exclusive use of office, computer and telephone of our officer during the year 2003. During 2003 our officer made use of his personal computers, not owned by us. We do not have any written agreement regarding our office space. We anticipate this situation will be maintained for at least the next twelve months. The facility meets our current needs, however should we expand in the future, we may have to relocate. If we have to relocate, we will seek office space at or below then prevailing rates.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2003, covered by this report, to a vote of our shareholders, through our solicitation of proxies or otherwise.



                                    PART II
                                    -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information
------------------

Our common stock is traded on the Over-the-Counter Bulletin Board ("OTC-BB") under the symbol "DNRE." Our common stock has been traded on the OTC-BB since January 7, 2003.

The following table sets forth the range of high and low closing bid quotations of our common stock for each fiscal quarter since we have been publicly traded:

BID OR TRADE PRICES

2003 FISCAL YEAR                       HIGH   LOW

Quarter Ending 03/31/03.............. $0.38  $0.03

Quarter Ending 06/30/03.............. $0.10  $0.02

Quarter Ending 09/30/03.............. $0.20  $0.03

Quarter Ending 12/31/03.............. $0.09  $0.05

Such market quotations reflect the high bid and low prices as reflected by the OTC-BB or by prices, without retail mark-up, markdown or commissions and may not necessarily represent actual transactions. Some of the companies who serve as market makers for our common stock include Brokerage America, LLC, Crown Financial Group, Inc., WM. V. Frankel & Co., Incorporated, Hill Thompson Magid & Co., Inc., Knight Equity Markets, L.P., Schwab Capital Markets L.P., Seaboard Securities, Inc. and Wien Securities Corp.

Limited Market for Common Stock
-------------------------------

There is currently a limited trading market for our shares of common stock, and there can be no assurance that a more substantial market will ever develop or be maintained. Any market price for our shares of common stock is likely to be very volatile, and numerous factors beyond our control may have a significant adverse effect. In addition, the stock markets generally have experienced, and continue to experience, extreme price and volume fluctuations which have affected the market price of many small capital companies and which have often been unrelated to the operating performance of these companies. These broad market fluctuations, as well as general economic and political conditions, may also adversely affect the market price of our common stock. Further, there is no correlation between the present limited market price of our common stock and our revenues, book value, assets or other established criteria of value. The present limited quotations of our common stock should not be considered indicative of the actual value of Donar Enterprises, Inc. or our common stock.

Risks of "Penny Stock"
----------------------

Donar Enterprises, Inc.'s common stock (OTC-BB: DNRE) is deemed to be "penny stock" as that term is defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks (i) with a price of less than $5.00 per share; (ii) that are not traded on a "recognized" national exchange; (iii) whose prices are not quoted on the NASDAQ automated quotation system (NASDAQ-listed stocks must still meet requirement (i) above); or (iv) in issuers with net tangible assets less than $2,000,000 (if the issuer has been in continuous operation for at least three years) or $5,000,000 (if in continuous operation for less than three years), or with average sales of less than $6,000,000 for the last three years. Until recently, there had been no "established public market" for our common stock during the last five years. While our stock has traded between $0.38 and $0.02 per share over the past year, there is no assurance that this price level will continue, as there has thus far been low volume, and our stock may be deemed to be penny stock at any time. Section

15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account. Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be a "penny stock."

Moreover, Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stocks to that investor. This procedure requires the broker/dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker/dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for investors in our common stock to resell their shares to third parties or to otherwise dispose of them.

Outstanding Options, Conversions, and Planned Issuance of Common Stock
----------------------------------------------------------------------

As of the date of this report, there are no warrants or options outstanding to acquire any additional shares of common stock.

Holders
-------

The number of record holders of our common stock as of the date of this report is approximately 23. Within the holders of record of our common stock are depositories such as Cede & Co., a nominee for The Depository Trust Company (or
DTC), that hold shares of stock for brokerage firms which, in turn, hold shares of stock for one or more beneficial owners. Accordingly, we believe there are many more beneficial owners of our common stock whose shares are held in "street name", not in the name of the individual shareholder.

Preferred Stock
---------------

Shares of preferred stock may be issued by the Company from time to time in one or more series with such designations, voting powers, if any, preferences and relative, participating, optional or other special rights, and such qualifications, limitations and restrictions, as are determined by resolution of our Board of Directors. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of our company without further action by stockholders and could adversely affect the rights and powers, including voting rights, of holders of common stock, with the Company acting in accordance with its corporate charter, articles and by-laws. In certain circumstances, the issuance of preferred stock could depress the market price of the common stock. There are no shares of preferred stock outstanding.

Dividends
---------

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use towards our business plan. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as the board of directors deems relevant.

Transfer Agent and Registrar
----------------------------

Our transfer agent is: Holladay Stock Transfer, Inc., 2939 N. 67th Place, Scottsdale, AZ 85251; Tel: (480) 481-3940; Fax: (480) 481-3941.

CUSIP Number:  Our CUSIP number is 257674 10 1.

Sales of "Unregistered" and "Restricted" Securities Over The Past Three Years.
------------------------------------------------------------------------------

We have issued no unregistered securities within the period covered by this report which have not been previously reported on Form 10-QSB.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis should be read in conjunction with the Company's financial statements, including the notes thereto, appearing elsewhere in this Report.

Plan of Operation
-----------------

Donar Enterprises, Inc. is a service company, which provides electronic filing services for clients that need to electronically file reports, prospectuses, registration statements, and other documents with the U.S. Securities and Exchange Commission ("SEC") through the SEC's electronic system - Electronic Data Gathering Analysis and Retrieval ("EDGAR"). This program requires participants or their agents to file disclosure information with the SEC in an electronic format rather than by the traditional paper filing package. This electronic format, usually in ASCII, includes additional submission information and coding "tags" within the document for aid in the SEC's analysis of the document and retrieval by the public. This electronic format is delivered by direct telecommunications. EDGAR allows registrants to file, and the public to retrieve, disclosure information electronically. EDGAR(R) is a federally registered trademark of the U.S. Securities and Exchange Commission. We and our web site are NOT affiliated with or approved by the U.S. Securities and Exchange Commission.

We have established relationships with a limited number of clients. We plan on increasing our client base through advertising campaigns on the Internet.

We may attempt to employ additional personnel if we are able to generate sufficient revenues. However, there is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us. If and when we are successful in achieving a positive cash flow, it is likely that we will consider expanding, which will also increase costs. Management expects that we will continue generating small amounts of revenue from our current clients during the first quarter of 2004. As we attract more clientele, revenues are expected to increase.

Results of Operations
---------------------

At December 31, 2003, we have $55,071 in assets. See the Index to Financial Statements, Item 7 of this Report.

During the period ended December 31, 2003, we had a net loss of ($134,848). We have received $14,305 in revenues in the period ended December 31, 2003. See the Index to Financial Statements, Item 7 of this Report.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2003, the Company has $54,194 in cash with which to satisfy any future cash requirements. We will need a minimum of $95,000 to satisfy our cash requirements for the next twelve months. We may not be able to operate if we do not obtain additional equity and/or debt financing. We depend upon capital to be derived from future financing activities such as subsequent offerings of our common stock or loans or contributions from our sole officer and director. There can be no assurance that we will be successful in raising such capital or financing and thus, be able to satisfy our cash requirements. We currently have no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

ITEM 7.  FINANCIAL STATEMENTS.

The Financial Statements of Donar Enterprises, Inc., the Notes to Financial Statements and the Independent Auditors' Report of Mantyla McReynolds, LLC, independent certified public accountant, required by this Item 7 commence on page F-1 and are incorporated in this report by this reference. The Financial Statements filed as part of this report are listed in the Index to Financial Statements below:

                            Donar Enterprises, Inc.
                         [A Development Stage Company]

                             FINANCIAL STATEMENTS

                               December 31, 2003

                      [WITH INDEPENDENT AUDITORS' REPORT]

                            Donar Enterprises, Inc.
                         [A Development Stage Company]

                               Table of Contents


                                                                       Page
                                                                       ----

Independent Auditors' Report........................................     1

Balance Sheet - December 31, 2003...................................     2

Statements of Stockholders' Equity/(Deficit) for the Period from
Inception [May 25, 2001] through December 31, 2003..................     3

Statements of Operations for the Years Ended December 31, 2003 and
2002, and for the Period from Inception [May 25, 2001] through
December 31, 2003...................................................     4

Statements of Cash Flows for the Years Ended December 31, 2003 and
2002, and for the Period from Inception [May 25, 2001] through
December 31, 2003...................................................     5

Notes to Financial Statements.......................................   6-10

                         INDEPENDENT AUDITORS' REPORT


Board of Directors and Stockholders
DONAR ENTERPRISES, INC.
Philadelphia, PA

We have audited the accompanying balance sheet of Donar Enterprises, Inc. [a development stage company] as of December 31, 2003, and the related statements of stockholders' equity/(deficit), operations, and cash flows for the years ended December 3l, 2003 and 2002, and for the period from inception [May 25, 2001] through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donar Enterprises, Inc. as of December 31, 2003, and the results of operations and cash flows for the years ended December 31, 2003 and 2002, and for the period from inception [May 25, 2001] through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Donar Enterprises, Inc. will continue as a going concern. As discussed in Note B to the financial statements, the Company has accumulated losses and is still developing its planned operations. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                        Mantyla McReynolds

March 20, 2004
Salt Lake City, Utah

                            DONAR ENTERPRISES, INC.
                         [A Development Stage Company]
                                 Balance Sheet
                               December 31, 2003

ASSETS

  Current Assets

    Cash                                                       $      54,194

    Accounts Receivable - Net of allowance for
      doubtful accounts.                                                 877
                                                               --------------
        Total Current Assets                                          55,071
                                                               --------------
   TOTAL ASSETS                                                $      55,071
                                                               ==============

LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current Liabilities

    Accounts payable                                           $       1,350

    Due to stockholder                                                 7,012

    Officer's salary payable                                          63,750
                                                               --------------
        Total Current Liabilities                                     72,112
                                                               --------------
          Total Liabilities                                           72,112

  Stockholders' Equity - Note C

    Preferred stock: $.001 par value;
      authorized 20,000,000 shares;
      none issued or outstanding                                           -

    Common stock, $.001 par value;
      authorized 100,000,000 shares; issued
      and outstanding 7,122,667                                        7,123

    Additional paid-in capital                                       349,010

    Deficit accumulated during development stage                    (373,174)
                                                               --------------
        Total Stockholders' Deficit                                  (17,041)
                                                               --------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $      55,071
                                                               ==============


                See accompanying notes to financial statements

                                       2

                            DONAR ENTERPRISES, INC.
                         [A Development Stage Company]
                 Statements of Stockholders' Equity/(Deficit)
    For the Period from Inception [May 25, 2001] through December 31, 2003

                                                                                    Deficit
                                                                                  Accumulated
                                                                   Additional       During            Total
                                     Number of        Common        Paid-in       Development     Stockholders'
                                      Shares          Stock         Capital          Stage       Equity/(Deficit)
                                    -----------     -----------    -----------    -----------    ----------------
Balance, May 25, 2001 (date of
incorporation)                                0     $         0    $         0    $         0      $         0

Shares issued to founder for
organization costs and services
at $.05 per share                     4,750,000           4,750        232,750              -          237,500

Net loss for the period May 25,
2001 (date of incorporation)
through December 31, 2001                     -               -              -       (145,316)        (145,316)
                                    -----------     -----------    -----------    -----------    ----------------
Balance, December 31, 2001            4,750,000           4,750        232,750       (145,316)          92,184

Issuance of shares at $.05 per
share for cash                          656,000             656         32,144              -           32,800

Net loss for 2002                                                                     (93,010)         (93,010)
                                    -----------     -----------    -----------    -----------    ----------------
Balance, December 31, 2002            5,406,000           5,406        264,894       (238,326)          31,974

Issuance of shares at $.05 per
share for services                    1,616,667           1,617         79,216              -           80,833

Issuance of shares at $.05 per
share for cash                          100,000             100          4,900              -            5,000

Net loss for 2003                                                                    (134,848)        (134,848)
                                    -----------     -----------    -----------    -----------    ----------------
Balance, December 31, 2003            7,122,667     $     7,123    $   349,010    $  (373,174)     $   (17,041)
                                    ===========     ===========    ===========    ===========    ================


                See accompanying notes to financial statements

                                       3

                            DONAR ENTERPRISES, INC.
                         [A Development Stage Company]
                           Statements of Operations
    For the Years Ended December 31, 2003 and 2002, and for the Period from
              Inception [May 25, 2001] through December 31, 2003

                                                                           From
                                                                         Inception
                                                                         [5/25/01]
                                                                          through
                                              2003           2002         12/31/03
                                          ------------   ------------   ------------
Revenues                                  $     14,067   $      7,186   $     21,253

Interest Income                                    238             82            320
                                          ------------   ------------   ------------
  Total Income                                  14,305          7,268         21,573


General and Administrative Expenses            149,153        100,278        394,747
                                          ------------   ------------   ------------
Net Loss from Operations                      (134,848)       (93,010)      (373,174)



                                          ------------   ------------   ------------
      Net Loss Before Income Taxes            (134,848)       (93,010)      (373,174)


Provision for Income Taxes - Notes A&C               -              -              -
                                          ------------   ------------   ------------

Net Loss                                  $   (134,848)  $    (93,010)  $   (373,174)
                                          ============   ============   ============
Loss Per Share                            $       (.02)  $       (.02)  $      (0.07)
                                          ============   ============   ============


Weighted Average Shares Outstanding          6,361,202      4,923,238      5,435,601
                                          ============   ============   ============



                See accompanying notes to financial statements

                                       4

                            DONAR ENTERPRISES, INC.
                         [A Development Stage Company]
                           Statements of Cash Flows
    For the Years Ended December 31, 2003 and 2002, and for the Period from
              Inception [May 25, 2001] through December 31, 2003

                                                                                               From
                                                                                             Inception
                                                                                             [5/25/01]
                                                                                              through
                                                                  2003           2002         12/31/03
                                                              ------------   ------------   ------------
Cash Flows Provided by/(Used for) Operating Activities
------------------------------------------------------

Net Loss                                                      $   (134,848)  $    (93,010)  $   (373,174)

Adjustments to reconcile net (loss) to net cash provided by operating activities:

  Issuance of stock for services rendered                           80,833              -        318,333
  Amortization of deferred offering costs                                -          6,208              -
  Increase in deferred offering costs                                    -         (2,728)             -
  Amortization of deferred officer's compensation                        -         92,708              -

Decrease (increase) in assets:

  Increase in accounts receivable                                     (526)          (351)          (877)

Increase (decrease) in liabilities:

  Accrued liabilities                                                 (511)             -              -
  Accounts payable                                                       -          1,350          1,350
  Officer's salary payable                                          63,750              -         63,750
                                                              ------------   ------------   ------------

    Net Cash Provided by/(Used for) in Operating Activities          8,698          4,177          9,382


Cash Flows Provided by Investing Activities
-------------------------------------------

  Purchase of equipment                                                  0              0              0
                                                              ------------   ------------   ------------
    Net Cash Used by Investing Activities                                0              0              0

Cash Flows Provided by Financing Activities
-------------------------------------------

  Proceeds from issuance of common stock                             5,000         32,800         37,800
  Advances from stockholder                                          1,414          2,105          7,012
                                                              ------------   ------------   ------------
    Net Cash Provided by Financing Activities                        6,414         34,905         44,812

          Net Increase (decrease) in Cash                           15,112         39,082         54,194

Beginning Cash Balance                                              39,082              0              0
                                                              ------------   ------------   ------------

Ending Cash Balance                                           $     54,194   $     39,082   $     54,194
                                                              ============   ============   ============

Supplemental Disclosure Information:

  Cash paid during the year for interest                      $          -   $          -   $          -
  Cash paid for income taxes                                             -              -              -



                See accompanying notes to financial statements

                                       5

                            DONAR ENTERPRISES, INC.
                         Notes to Financial Statements
                               December 31, 2003

NOTE A       Summary of Significant Accounting Policies
             ------------------------------------------

Company Background
------------------

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

Donar has been in the development stage since its formation on May 25, 2001. Planned principal operations have only recently commenced, but Donar has not generated significant revenue.

The financial statements of the Company have been prepared in accordance with
U. S. generally accepted accounting principles. The following summarizes the more significant of such policies:

Cash & Cash Equivalents
-----------------------

For purposes of balance sheet classification and the statements of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Income Taxes
------------

The Company applies Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes," which requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years. See Note D below.

Net Loss Per Common Share
-------------------------

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128"). Basic earnings (loss) per common share ("EPS") calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. Common stock equivalents were not considered during the periods presented, as their effect would be anti-dilutive. There are no common stock equivalants.

                            DONAR ENTERPRISES, INC.
                         Notes to Financial Statements
                               December 31, 2003

NOTE A       Summary of Significant Accounting Policies [continued]
             ------------------------------------------------------

Revenue Recognition
-------------------

Revenues from document formatting and electronic filing services are recognized at the time the services are provided and products are delivered to the customer.

The Company records accounts receivable for revenue earned but has not been collected. It deems receivables to be uncollectible when they have made reasonable efforts to collect the amounts owed. The Company has set up an allowance for doubtful accounts in the amount of $1,929.

Use of Estimates in Preparation of Financial Statements
-------------------------------------------------------

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Information
-------------------

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

Comprehensive Income
--------------------

There have been no items of comprehensive income since the Company's inception on May 25, 2001.

Impairment of Long-Lived Assets
-------------------------------

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgement is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of December 31, 2003, management does not believe there is any impairment of the carrying amounts of assets.

                            DONAR ENTERPRISES, INC.
                         Notes to Financial Statements
                               December 31, 2003

NOTE A       Summary of Significant Accounting Policies [continued]
             ------------------------------------------------------

Fair Value of Financial Instruments
-----------------------------------

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2003. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments included cash, accounts payable and accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand.

Deferred Offering Costs
-----------------------

The Company defers costs associated with the raising of capital until such time as the offering is completed, at which time the costs are charged against the capital raised. Should the offering be terminated, the costs are charged to operations during the period when the offering is terminated. There are not deferred changes outstanding at December 31, 2003.

Recent Pronouncements
---------------------

In July, 2001, the Financial Accounting Standards Board (FASB issued Statement of Financial Accounting Standards (SFAS 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of the Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on the Company's financial statements.

In July 2001, the Financial Accounting standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has no long-lived assets as of December 31, 2003.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and

                            DONAR ENTERPRISES, INC.
                         Notes to Financial Statements
                               December 31, 2003

NOTE A       Summary of Significant Accounting Policies [continued]
             ------------------------------------------------------

reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

NOTE B       Going Concern
             -------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has generated losses since its inception on May 25, 2001, aggregating $373,174 through December 31, 2003. Additionally, the Company was recently formed, and has not been able to establish operations since the date of inception. The Management's plans include the development of the Company's operations to a commercial level and pursuing additional equity financing.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE C       Issuance of Common Shares
             -------------------------

On May 25, 2001, the Company issued 4,750,000 shares of unregistered common stock to a related party for services rendered as President, Secretary and Treasurer. The shares were valued at the expected offering price per share of $.05 or $237,500.

In July 2002, the Company issued 162,000 shares of common stock to individuals for cash at $.05 per share.

In September 2002, the Company issued an additional 356,000 shares of common stock to individuals for cash at $.05 per share.

In December 2002, the Company issued an additional 138,000 shares of common stock to individuals for cash at $.05.

In January 2003, the Company issued 200,000 shares of common stock to a consultant, in exchange for services rendered. On December 2, 2003 the Company issued 1,416,667 shares of common stock to a related party for services valued at $.05 per share.

In February 2003, the Company issued 100,000 shares of common stock to individuals for cash at $.05 per share.

                            DONAR ENTERPRISES, INC.
                         Notes to Financial Statements
                               December 31, 2003

NOTE C       Accounting for Income Taxes
             ---------------------------

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are approximately as follows:

Deferred tax assets                      Balance       Tax       Rate
--------------------------------------------------------------------------
  Federal Loss carryforwards
   (expires through 2023)                $373,174    $126,879     34%

  Valuation allowance                                (126,879)
                                                     --------
     Deferred tax assets                             $      0
                                                     ========

The allowance has increased $46,325 from $80,554 as of December 31, 2002. The deferred tax asset has been fully reserved at December 31, 2003.

NOTE E       Stockholder Loan/Related Party Transactions
             -------------------------------------------

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

The sole director of the Company has agreed to loan the Company up to $25,000. The advance bears an interest rate of 10% per annum, due and payable on demand. As of December 31, 2003, the Company owed the sole director a balance of $7,012, which includes accrued interest.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report on Form 10-KSB.

ITEM 8A. CONTROLS AND PROCEDURES.

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





            [The balance of this page is intentionally left blank.]

                                   PART III
                                   --------

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers
--------------------------------

Set forth below is the name, age, position with Donar Enterprises, Inc. and business experience of our directors and executive officers.

Name               Age     Position(s) Held
----               ---     ----------------

William Tay        32      President, Chief Executive Officer, Secretary,
                           Treasurer, Chief Financial and Accounting Officer and Director

There are no other persons nominated or chosen to become directors or executive officers nor do we have any employees other than above.

Biographical Information
------------------------

William Tay, age 32. Mr. Tay has served as the secretary of Donar Enterprises, Inc. (OTC-BB: DNRE) since December 2002, as Donar Enterprises, Inc. chief executive officer, chief financial officer, president, treasurer and director since inception on May 25, 2001. He is also currently a director, vice president and secretary of Legend International Holdings, Inc. (OTC-BB: LGDI). For the past five years, Mr. Tay has been a business consultant, specializing in corporate and securities consulting, and has served on the board of directors and as an officer for several private and public companies, including Global Energy Group, Inc., F/K/A 1StopSale.com Holdings, Inc. (OTC-BB: GENG) and Jeremy's Microbatch Ice Creams, Inc. (OTC: JMIC). In late 2003, he started Heritage Capital Group, Inc., a private equity firm specializing in business acquisitions. His goal is to build a diversified public holding company through multiple acquisitions. His investment philosophy is to be patient and conservative, with the primary objective of enhancing shareholder value. He is also active in assisting others in all areas of corporate development and corporate finance. Prior to that, Mr. Tay was a licensed National Association of Securities Dealers (NASD) Series 7 Registered Representative or stockbroker.

Involvement in Certain Legal Proceedings
----------------------------------------

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

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

To the best of our knowledge, during the fiscal year ended December 31, 2003, all executive officers, directors and greater than 10% shareholders filed the required reports in a timely manner.

Audit Committee
---------------

At December 31, 2003, the Company had not formed an audit committee or adopted an audit committee charter. In lieu of an audit committee, the Company's board of directors assumes the responsibilities that would normally be those of an audit committee.

Code of Ethics
--------------

Not recognizing the current desirability to have a code of ethics, we have not yet adopted a code of ethics.

ITEM 10.  EXECUTIVE COMPENSATION.

There was no officer whose salary and bonus for the period exceeded $100,000.

Mr. William Tay is currently employed by us at an annual base salary of $85,000 per annum according to a written employment agreement signed in March of 2003. His employment agreement provides for reimbursement of business related expenses, two weeks of vacation per calendar year, medical and disability benefits, additional benefits as offered by us and bonus entitlement. Until there is an independent board member, Mr. Tay has agreed not to receive any bonus from us. The employment contract also contains standard non-compete, termination, confidentiality and other clauses. In addition, under the terms of the agreement, unpaid salary shall accrue without interest in the event we are not in a position, due to our then- current financial situation, to make any salary payment(s) to Mr. Tay. The employment agreement expires on January 1, 2006.

                           SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION              ANNUAL COMPENSATION

                                  Year        Salary         Bonus
                                  ----        -------        -----

William Tay,                      2003        $85,000         -0-
President, CEO, Secretary         2002          -0-           -0-
and Treasurer                     2001          -0-           -0-

The CEO's compensation for the year 2003 was deferred.

Stock Option Plan
-----------------

We do not presently have a stock option plan but intend to develop an incentive based stock option plan for our officers and directors in the future and may reserve up to ten percent of our outstanding shares of common stock for that purpose.

Compensation of Directors
-------------------------

Directors were not separately compensated for their services in the year ended December 31, 2003.

Conflict of Interest - Management's Fiduciary Duties
----------------------------------------------------

Our director and officer is or may become, in his individual capacity, officer, director, controlling shareholder and/or partner of other entities engaged in a variety of businesses. There exist potential conflicts of interest including allocation of time between Donar Enterprises, Inc. and his other business activities.

Compensation Committee
----------------------

We do not have a formal Compensation Committee. William Tay, our sole director, performs some of the functions of a Compensation Committee. Due to the lack of revenues, our lack of payment of any executive compensation and our development stage status, we deemed a Compensation Committee to not be necessary at this time.

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

                                             COMMON
                                             SHARES          PERCENTAGE
        NAME AND ADDRESS OF               BENEFICIALLY           OF
         BENEFICIAL OWNER                   OWNED (1)        CLASS (1)
         ----------------                   ---------        ----------

William Tay (2)(3)                          6,808,267           91.5%
2000 Hamilton Street, #520
Philadelphia, PA 19130

All directors and executive officers        6,808,267           91.5%
as a group (1 person)

---------------------
(1) Represents the number of shares of common stock owned of record and beneficially by each named person or group, expressed as a percentage of 7,443,467 shares of our common stock outstanding as of March 22, 2004.

(2) Our president, chief executive and financial officer, secretary, treasurer and director.

(3) The beneficial ownership includes all shares owned by Mr. William Tay, as well as all shares members of his direct family or affiliates thereof. Mr. Tay's shares include 6,484,467 held in his own name, 320,800 shares held by his father, and 3,000 shares held by a company controlled by his father.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In connection with our organization, on May 25, 2001, William Tay, our president, was issued 4,750,000 shares of our restricted common stock for his first year of services and in exchange for organizational costs, the development of our business plan, the web site and Internet domain name.

Our sole director, Mr. Tay, acquired his shares with the intent to hold the shares for investment purposes and not with a view to further resale or distribution, except as permitted under exemptions from registration requirements under applicable securities laws. That means that he may not sell such securities unless they are either registered with the SEC and comparable agencies in the states or other jurisdictions where the purchasers reside, or are exempted from registration. The most widely used exemption from registration requirements is provided by SEC Rule 144, which requires a one year holding period prior to resale, and limits the quantities of securities that can be sold during any 90 day periods.

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

On November 1, 2001, Mr. Tay, signed a loan agreement, as amended, to lend us $25,000 on a promissory note after the closing of our initial public offering of our common stock.

On March 31, 2003, we entered into an employment agreement with Mr. Tay, who will be compensated at the rate of $85,000 per year and various fringe benefits (as defined in the agreement). Under the terms of the agreement, unpaid salary shall accrue without interest in the event we are not in a position, due to our then- current financial situation, to make any salary payment(s) to Mr. Tay. The employment contract also contains standard non-compete, termination, confidentiality and other clauses. The employment agreement expires on January 1, 2006.

During the period ended June 30, 2003, our Board of Directors authorized the issuance of 1,416,667 restricted shares of our $.001 par value common stock to Mr. Tay for his past services rendered aggregating $70,833.33 (or $0.05 per share). These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), for "transactions by an issuer not involving a public offering." Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. Mr. Tay represented in writing that he acquired the securities for his own account. A legend was placed on the certificates stating that the securities have not been registered under the Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.

It is contemplated that we may enter into certain transactions with our sole director, Mr. Tay, or affiliates which may involve conflicts of interest in that they will not be arms' length transactions. These transactions include the following:

We presently have no office facilities but for the time being we will use as our business address the office of Mr. Tay on a rent free basis, until such time as our business operations may require more extensive facilities and we have the financial ability to rent commercial office space. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to us on such a basis for any specific length of time.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits
--------

The following exhibits are filed as part of this report (exhibits marked with an asterisk have been previously filed with the Commission as indicated and are incorporated herein by this reference):

Exhibit No.   Description
-----------   -----------

   3.1*       Certificate of Incorporation (1)

   3.2*       By-Laws (1)

  10.1*       Employment agreement (2)

  31.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

  31.2        Certification of Chief Financial Officer Pursuant to 18 U.S.C.
              Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (3)

  32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (3)

 Footnotes:

   (1) Incorporated herein by reference to our Registration Statement on Form SB-2, filed on August 30, 2001, File No. 333-68702, and the amendments thereto.

   (2) Incorporated herein by reference to the same-numbered exhibit to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2003, as originally filed on April 14, 2003.

   (3)  Filed herewith.

Upon written request to Investor Relations, Donar Enterprises, Inc., 2000 Hamilton Street, #520, Philadelphia, Pennsylvania 19130-3883, we will furnish stockholders with a copy of any Exhibit to this Form 10-KSB upon payment of $.10 per page, which represents our reasonable expenses in furnishing Exhibits.

Reports on Form 8-K
-------------------

We filed a Form 8-K on February 6, 2003 to report that our common stock has been cleared for trading on the Over-The-Counter Bulletin Board service of the NASD under the symbol DNRE.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

                                                    2003        2002
                                                 ---------    ---------
A. Audit Fees
Stan J.H. Lee, CPA                               $1,000.00
Stark Winter Schenkein & Co., LLP                             $4,517.50
B. Audit Related Fees                               None        None
C. Tax Fees                                         None        None
D. All Other Fees                                   None        None



                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 22, 2004                   DONAR ENTERPRISES, INC.


                                       By:  /s/ William Tay
                                           --------------------------------
                                           William Tay, President
                                           (Principal Executive Officer and
                                           Principal Financial Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                TITLE                               DATE

/s/ William Tay          President, Secretary, Treasurer,    March 22, 2004
---------------------    Chief Executive and Accounting
William Tay              Officer and Director

                                                                   Exhibit 31.1

                                 CERTIFICATION
                                 -------------

I, William Tay, the Chief Executive Officer of Donar Enterprises, Inc., certify that:

(1) I have reviewed this annual report on Form 10-KSB of Donar Enterprises, Inc.

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

       (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: March 22, 2004

/s/ William Tay
------------------------------------
William Tay, Chief Executive Officer

                                                                   Exhibit 31.2

                                 CERTIFICATION
                                 -------------

I, William Tay, the Chief Financial Officer of Donar Enterprises, Inc., certify that:

(1) I have reviewed this annual report on Form 10-KSB of Donar Enterprises, Inc.

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

       (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

       (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

       (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

       (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

       (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: March 22, 2004

/s/ William Tay
------------------------------------
William Tay, Chief Financial Officer

                                                                   Exhibit 32.1

                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                          AND CHIEF FINANCIAL OFFICER
                      PURSUANT TO 18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       In connection with the Annual Report of Donar Enterprises, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William Tay, Chief Executive Officer and Chief Financial Officer of Donar Enterprises, Inc., certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

   (i) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

   (ii) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: March 22, 2004

/s/ William Tay
------------------------------------
William Tay, Chief Executive Officer
 and Chief Financial Officer


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Donar Enterprises, Inc. and will be retained by Donar Enterprises, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.