Form 10QSB
period 2004-03-31
DONAR ENTERPRISES INC
filed 2004-04-07
CIK 1141590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

         [X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

         [ ]      Transition report under Section 13 or 15(d) of the Exchange
                  Act

             For the transition period from __________ to __________

                         Commission file number 0-49649

                             Donar Enterprises, Inc.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Delaware                                              23-3083371
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


                                       N/A
              (Former Name, Former Address and Former Fiscal Year,
                          If changed since Last Report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 7, 2004 there were outstanding 7,443,467 shares of common stock, par value $0.001, and no shares of preferred stock.

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


                            DONAR ENTERPRISES, INC.
                         (A Development Stage Company)
                                BALANCE SHEETS


                                    ASSETS

                                                     March 31,
                                                       2004          December
                                                    (Unaudited)      31, 2003
                                                    -----------     -----------
ASSETS

  Current Assets
    Cash                                            $    55,009     $    54,194
    Accounts receivable - Net of allowance for
      doubtful accounts                                   2,385             877
                                                    -----------     -----------
        Total Current Assets                        $    57,394     $    55,071
                                                    -----------     -----------
    TOTAL ASSETS                                    $    57,394     $    55,071
                                                    ===========     ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

  Current Liabilities
    Accounts payable                                $     1,350     $     1,350
    Due to stockholder                                    7,309           7,012
    Officer's salary payable                             85,000          63,750
                                                    -----------     -----------
        Total Current Liabilities                        93,659          72,112
                                                    -----------     -----------
    Total Liabilities                                    93,659          72,112

Stockholders' Equity
  Preferred stock: $.001 par value;
    authorized 20,000,000 shares;
    none issued or outstanding                                -               -
  Common stock: $.001 par value;
    100,000,000 shares authorized,
    7,443,467 and 7,122,667 issued and
    outstanding in 2004 and 2003,
    respectively                                          7,443           7,123
  Additional paid-in capital                            364,730         349,010
  Deficit accumulated during the
    development stage                                  (408,438)       (373,174)
                                                    -----------     -----------
        Total Stockholders' Deficit                     (36,265)        (17,041)
                                                    -----------     -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT    $    57,394     $    55,071
                                                    ===========     ===========



                See accompanying notes to financial statements


                            DONAR ENTERPRISES, INC.
                         (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                From
                                                                              Inception
                                                 3 Months       3 Months      [5/25/01]
                                                  Ended          Ended         through
                                                 03/31/04       03/31/03       03/31/04
                                               ------------   ------------   ------------
Revenues                                       $      2,385   $      2,590   $     23,638
Interest Income                                          48             77            368
                                               ------------   ------------   ------------
  Total Income                                        2,433          2,667         24,006


General and Administrative Expenses                  37,697         11,681        432,444
                                               ------------   ------------   ------------
Net Loss from Operations                       $    (35,264)  $     (9,014)  $   (408,438)


                                               ------------   ------------   ------------
     Net Loss Before Income Taxes              $    (35,264)  $     (9,014)  $   (408,438)

Provision for Income Taxes                                -              -              -
                                               ------------   ------------   ------------

Net Loss                                       $    (35,264)  $     (9,014)  $   (408,438)
                                               ============   ============   ============

Loss Per Share                                 $     (0.005)  $     (0.002)
                                               ============   ============


Weighted Average Shares Outstanding               7,229,600      5,672,667
                                               ============   ============



                See accompanying notes to financial statements


                            DONAR ENTERPRISES, INC.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                               From
                                                                                             Inception
                                                                3 Months       3 Months      [5/25/01]
                                                                 Ended          Ended         through
                                                                03/31/04       03/31/03       03/31/04
                                                              ------------   ------------   ------------
Cash Flows Provided by/(Used for) Operating Activities

Net Loss                                                      $    (35,264)  $     (9,014)  $   (408,438)

Adjustments to reconcile net (loss) to net cash provided by operating activities:

  Issuance of stock for services rendered                           16,040         10,000        334,373
  Amortization of deferred offering costs                                -              -              -
  Increase in deferred offering costs                                    -              -              -
  Amortization of deferred officer's compensation                        -              -              -

Decrease (increase) in assets:

  Increase in accounts receivable                                   (1,508)        (1,230)        (2,385)

Increase (decrease) in liabilities:

  Accrued liabilities                                                    -              -              -
  Accounts payable                                                       -             91          1,350
  Officer's salary payable                                          21,250              -         85,000
                                                              ------------   ------------   ------------

    Net Cash Provided by/(Used for) in Operating Activities            518           (153)         9,900


Cash Flows Provided by Investing Activities

  Purchase of equipment                                                  0              0              0
                                                              ------------   ------------   ------------
    Net Cash Used by Investing Activities                                0              0              0

Cash Flows Provided by Financing Activities

  Proceeds from issuance of common stock                                 -          5,000         37,800
  Advances from stockholder                                            297            100          7,309
                                                              ------------   ------------   ------------
    Net Cash Provided by Financing Activities                          297          5,100         45,109

          Net Increase (decrease) in Cash                              815          4,947         55,009

Beginning Cash Balance                                              54,194         39,082              0
                                                              ------------   ------------   ------------

Ending Cash Balance                                           $     55,009   $     44,029   $     55,009
                                                              ============   ============   ============

Supplemental Disclosure Information:

  Cash paid during the year for interest                      $          -   $          -   $          -
  Cash paid for income taxes                                             -              -              -



                See accompanying notes to financial statements

                            DONAR ENTERPRISES, INC.
                   Notes to the Interim Financial Statements


MANAGEMENT'S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements have been prepared by Donar Enterprises, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company's report on Form 10-KSB for the year ended December 31, 2003.

                            DONAR ENTERPRISES, INC.
                   Notes to the Interim Financial Statements


NOTE A       Summary of Significant Accounting Policies

Company Background

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

Net Loss Per Common Share

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

                            DONAR ENTERPRISES, INC.
                   Notes to the Interim Financial Statements


NOTE A       Summary of Significant Accounting Policies [continued]

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

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value.
Considerable management judgement is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of March 31, 2004, management does not believe there is any impairment of the carrying amounts of assets.

                            DONAR ENTERPRISES, INC.
                   Notes to the Interim Financial Statements


NOTE A       Summary of Significant Accounting Policies [continued]

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments included cash, accounts payable and accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand.

Deferred Offering Costs

The Company defers costs associated with the raising of capital until such time as the offering is completed, at which time the costs are charged against the capital raised. Should the offering be terminated, the costs are charged to operations during the period when the offering is terminated. There are not deferred changes outstanding at March 31, 2004.

Recent Pronouncements

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

In July 2001, the Financial Accounting standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company has no long-lived assets as of March 31, 2004.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and

                            DONAR ENTERPRISES, INC.
                   Notes to the Interim Financial Statements


NOTE A       Summary of Significant Accounting Policies [continued]

reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long- Lived Assets to Be Disposed Of. The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.

NOTE B       Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has generated losses since its inception on May 25, 2001, aggregating $408,438 through March 31, 2004. Additionally, the Company was recently formed, and has not been able to establish operations since the date of inception. The Management's plans include the development of the Company's operations to a commercial level and pursuing additional equity financing.

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

Brief History of the Company

Donar Enterprises, Inc. (the "Company"), a Delaware corporation incorporated on May 25, 2001, is a company with a principal business objective to provide electronic filing services for clients that need to electronically file prospectuses, registration statements, and other documents pursuant to federal securities laws with the Securities and Exchange Commission (SEC) via the SEC's electronic data gathering system entitled Electronic Data Gathering Analysis and Retrieval ("EDGAR"). This program requires participants or their agents to file disclosure information with the SEC in an electronic format rather than by the traditional paper filing package. This electronic format, usually in ASCII, includes additional submission information and coding "tags" within the document for aid in the SEC's analysis of the document and retrieval by the public. This electronic format is delivered by direct telecommunications. EDGAR allows registrants to file, and the public to retrieve, disclosure information electronically.

EDGAR(R) is a federally registered trademark of the U.S. Securities and Exchange Commission. The Company and its web site are NOT affiliated with or approved by the U.S. Securities and Exchange Commission.

Management's Plan of Operation

In this 3 month operating period ended March 31, 2004, the Company incurred an operating net loss of $35,264 for selling, general and administrative expenses related to operations.

As of March 31, 2004, the Company has $55,009 in cash with which to satisfy any future cash requirements. The Company will need a minimum of $95,000 to satisfy its cash requirements for the next twelve months. The Company may not be able to operate if it does not obtain additional equity and/or debt financing. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or loans or contributions from its sole officer and director. There can be no assurance that the Company will be successful in raising such capital or financing and thus, be able to satisfy its cash requirements. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

Business Strategy Behind Distribution of the Company's Services

The economics underlying the Company's business strategy are simple. For each new client the Company is able to garner, the Company will usually be able to generate approximately $500 to $2,500 in initial revenues. From that point forward, as long as the client continues to utilize the Company's EDGAR filing services, each client should be worth a minimum of approximately $2,000 in annual revenues due to the filing of each client's quarterly and annual SEC regulatory filings. It must be noted however that many companies may wish to electronically file documents in-house or in fact may turn to other sources, such as accounting or law firms that provides professional services to these companies, which may detrimentally impact the Company's anticipated revenue sources. As such, the Company's industry segment is characterized by what is commonly referred to as "recurring revenue." The Company has established relationships with a limited number of clients. The Company plans on increasing its client base through advertising campaigns on the Internet and by direct mail. Management expects that the Company will continue generating small amounts of revenue from the Company's current clients during the second quarter of 2004. As the Company attracts more clientele, revenues are expected to increase.

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

ITEM 3.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's chief executive officer and chief financial officer have evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of a date within 90 days of the filing date of this quarterly report. Based on that evaluation, the chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that material information relating to the Company is made known to such officers by others within these entities, particularly during the period this quarterly report was prepared, in order to allow timely decisions regarding required disclosure.

(b) Changes in Internal Controls. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2.  CHANGES IN SECURITIES

During the three month period ended March 31, 2004, there was no modification of any instruments defining the rights of holders of the Company's common stock and no limitation or qualification of the rights evidenced by the Company's common stock as a result of the issuance of any other class of securities or the modification thereof.

During the period ended March 31, 2004, the Company issued a total of 320,800 restricted shares of Common Stock to a relative of the Company's president for a total of $16,040 in services rendered. The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration "transactions by an issuer not involving any public offering."

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:

           Exhibit 99.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           Exhibit 99.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       (b) Reports on Form 8-K:

A Form 8-K was filed by the Company dated February 3, 2004 regarding change in certifying accountant.



                                  SIGNATURES

        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Donar Enterprises, Inc.


Date: April 7, 2004                    By:   /s/ William Tay
                                           ------------------------------------
                                             William Tay
                                             President, CEO, CFO, Secretary,
                                             Treasurer and Director

                                                                   Exhibit 99.1

                                CERTIFICATIONS

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

Date: April 7, 2004

                                           /s/ William Tay
                                          ---------------------------------
                                          Name: William Tay
                                          Title: Chief Executive Officer and
                                          Chief Financial Officer


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

                                                                   Exhibit 99.2


                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Donar Enterprises, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, William Tay, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Date: April 7, 2004

                                           /s/ William Tay
                                          ---------------------------------
                                          Name: William Tay
                                          Title: Chief Executive Officer and
                                          Chief Financial Officer


A signed original of this written statement required by Section 906 has been provided to Donar Enterprises, Inc., and will be retained by Donar Enterprises, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.