Form 10QSB
period 2004-06-30
DONAR ENTERPRISES INC
filed 2004-08-20
CIK 1141590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-49649

DONAR ENTERPRISES, INC.

(Exact name of small business issuer as specified in its charter)

DELAWARE	23-3083371
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

8649 Himes Ave., Unit 1513, Tampa, Florida 33614

(Address of principal executive offices)

(813) 931-8658

(Issuer’s telephone number)

2000 Hamilton Street, #520, Philadelphia, Pennsylvania 19130

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 19, 2004 there were outstanding 9,289,647 shares of common stock, par value $0.001, and no shares of preferred stock.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

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

DONAR ENTERPRISES, INC.

(A Development Stage Company)

BALANCE SHEETS

(For the Period Ending June 30, 2004 and the Year Ended December 31, 2003)

	June 30, 2004 (Unaudited)	December 31, 2003
ASSETS

Current assets:
Cash in bank	$5,000	$54,194
Accounts receivable	—	877

Total current assets	$5,000	$55,071

TOTAL ASSETS	$5,000	$55,071

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Due to stockholder	$5,000	$7,012
Accounts payable - trade	3,947	1,350
Officer’s salary payable	17,878	63,750

Total current liabilities	$26,825	$72,112

Stockholders’ equity (deficit):
Preferred stock: $.001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 100,000,000 shares authorized, 9,289,647 and 7,122,667 issued and outstanding in 2004 and 2003, respectively	9,289	7,123
Additional paid-in capital	455,193	349,010
Deferred officer’s compensation	—	—
Accumulated amortization, officer’s compensation	—	—
(Deficit) accumulated during the development stage	(486,307)	(373,174)

Total stockholders’ equity (deficit)	(21,825)	(17,041)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,000	$55,071

The accompanying notes are an integral part of the financial statements.

DONAR ENTERPRISES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(For the Three and Six Month Periods Ended June 30, 2004 and 2003

and for the period from inception through June 30, 2004)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		From Inception on May 25, 2001 through June 30, 2004
	2004	2003	2004	2003
Revenue:
Sales, net of discounts and allowances	$1,140	$4,978	$3,525	$7,568	$24,778
Interest income	34	67	82	144	402

Total:	1,174	5,045	3,607	7,712	25,180
Expenses:
General and administrative expenses	79,043	92,345	116,740	110,745	511,487

Net income (loss) from operations	$(77,870)	$(87,300)	$(113,133)	$(103,033)	$(486,307)

Per share information: Basic and fully Diluted

Weighted average number of common shares outstanding	8,741,879	6,178,222	7,932,273	5,925,445

Net (loss) per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of the financial statements.

DONAR ENTERPRISES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(For the Six Month Periods Ended June 30, 2004 and 2003

and for the period from inception through June 30, 2004)

	For the Six Months Ended June 30,		From Inception on May 25, 2001 through, June 30, 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(113,133)	$(103,033)	$(486,307)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Issuance of stock for services rendered	108,349	80,833	426,682
Deferred offering costs	—	6,208	—
Deferred officer’s compensation	—	—	—
Amortization of deferred officer’s compensation	—	—	—
(Increase) decrease in assets:
Accounts receivable	877	(2,309)	—
Increase (decrease) in liabilities:
Accounts payable	2,597	50	3,947
Officer’s salary payable	(45,872)	21,250	17,878

Total adjustments	65,951	106,032	448,507

Net cash (used in) operating activities	(47,182)	2,999	(37,800)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—	—

Net cash provided by investing activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	—	5,000	37,800
Advances from stockholder	(2,012)	771	5,000

Net cash provided by financing activities	(2,012)	5,771	42,800

NET INCREASE (DECREASE) IN CASH	(49,194)	8,770	5,000

CASH, BEGINNING OF THE PERIOD	54,194	39,082	—

CASH, END OF THE PERIOD	$5,000	$47,852	$5,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for: Income taxes	$—	$—	$—

Interest	$—	$—	$—

The accompanying notes are an integral part of the financial statements.

DONAR ENTERPRISES, INC.

Notes to the Interim Financial Statements

MANAGEMENT’S REPRESENTATION OF INTERIM FINANCIAL INFORMATION

The accompanying unaudited interim financial statements have been prepared by Donar Enterprises, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements and footnotes included in the Company’s report on Form 10-KSB for the year ended December 31, 2003.

NOTE A Summary of Significant Accounting Policies

Company Background

Donar Enterprises, Inc. (“Donar” or “the Company”) was incorporated under the laws of the State of Delaware on May 25, 2001. The Corporation is organized to engage in any lawful act or activity for which a corporation may be organized under the General Corporation Law of the State of Delaware including, without limitation, to provide document formatting and electronic filing services to public corporations and individuals.

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

Income Taxes

The Company applies Statement of Financial Accounting Standard (SFAS) No. 109, “Accounting for Income Taxes,” which requires the asset and liability method of accounting for income taxes. The asset and liability method requires that the current or deferred tax consequences of all events recognized in the financial statements are measured by applying the provisions of enacted tax laws to determine the amount of taxes payable or refundable currently or in future years.

Net Loss Per Common Share

The Company follows Statement of Financial Accounting Standards No. 128, “Earnings Per Share” (SFAS No. 128”). Basic earnings (loss) per common share (“EPS”) calculations are determined by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share calculations are determined by dividing net income (loss) by the weighted average number of common shares and dilutive common share equivalents outstanding. Common stock equivalents were not considered during the periods presented, as their effect would be anti- dilutive. There are no common stock equivalents.

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

Segment Information

The Company follows SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”. Certain information is disclosed, per SFAS No. 131, based on the way management organizes financial information for making operating decisions and assessing performance. The Company currently operates in one business segment and will evaluate additional segment disclosure requirements as it expands operations.

Comprehensive Income

There have been no items of comprehensive income since the Company’s inception on May 25, 2001.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgement is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of June 30, 2004, management does not believe there is any impairment of the carrying amounts of assets.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments included cash, accounts payable and accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand.

Deferred Offering Costs

The Company defers costs associated with the raising of capital until such time as the offering is completed, at which time the costs are charged against the capital raised. Should the offering be terminated, the costs are charged to operations during the period when the offering is terminated. There are not deferred changes outstanding at June 30, 2004.

NOTE B Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has generated losses since its inception on May 25, 2001, aggregating $486,307 through June 30, 2004. Additionally, the Company was recently formed, and has not been able to establish operations since the date of inception. The Management’s plans include the development of the Company’s operations to a commercial level and pursuing additional equity financing.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE C Change in Control; Change in Management

On June 11, 2004, Edwin A. McGusty acquired 8,651,447 restricted common shares of the Company from William Tay in a private purchase transaction. Mr. McGusty paid the sum of $500,000 cash to Mr. Tay. Mr. McGusty became the “control person” of the Registrant as that term is defined in the Securities Act of 1933, as amended, by virtue of the acquisition of the shares and election to serve as the sole director and executive officer of the Company. Simultaneously with this transaction, (a) Mr. Tay resigned as the sole director of the Company, effective as of the effective date of the election of the new Board, and (b) Mr. Tay, as sole director of the Company, elected Mr. McGusty to serve as sole director of the Company effective as of the expiration of the ten (10) day notice period required under Rule 14f-1 of the Securities and Exchange Act of 1934. Simultaneously with this transaction, Mr. Tay resigned as an officer of the Company, effective immediately, and, as sole director, named Mr. McGusty to serve as President, Vice President, and Secretary of the Company, effective immediately.

NOTE D Changes in Securities

During the period ended March 31, 2004, the Company issued a total of 320,800 restricted shares of its $.001 par value common stock to a relative of the Company’s president for a total of $16,040 in services rendered (or $0.05 per share). The shares were deemed to have been issued pursuant to an exemption provided by Section 4(2) of the Act, which exempts from registration “transactions by an issuer not involving any public offering.”

On or about April 27, 2004, the Company issued a total of 1,846,180 restricted shares of its $.001 par value common stock to Mr. William Tay, the president of the Company, for past services rendered aggregating $92,309 (or $0.05 per share). These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Act”), for “transactions by an issuer not involving a public offering.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Quarterly Report contains forward-looking statements about the Company’s business, financial condition and prospects that reflect management’s assumptions and beliefs based on information currently available. The Company can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management’s assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company’s actual results may differ materially from those indicated by the forward-looking statements.

The key factors that are not within the Company’s control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s services, its ability to expand its customer base, managements’ ability to raise capital in the future, the retention of key employees and changes in the regulation of the Company’s industry.

There may be other risks and circumstances that management may be unable to predict. When used in this Quarterly Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

Brief History of the Company

Donar Enterprises, Inc. (“Donar” or the “Company”), a Delaware corporation incorporated on May 25, 2001, is a company with a principal business objective to provide electronic filing services for clients that need to electronically file prospectuses, registration statements, and other documents pursuant to federal securities laws with the Securities and Exchange Commission (“SEC”) via the SEC’s electronic data gathering system entitled Electronic Data Gathering Analysis and Retrieval (“EDGAR”). This program requires participants or their agents to file disclosure information with the SEC in an electronic format rather than by the traditional paper filing package. This electronic format, usually in ASCII, includes additional submission information and coding “tags” within the document for aid in the SEC’s analysis of the document and retrieval by the public. This electronic format is delivered by direct telecommunications. EDGAR allows registrants to file, and the public to retrieve, disclosure information electronically.

EDGAR(R) is a federally registered trademark of the U.S. Securities and Exchange Commission. The Company and its web sites are NOT affiliated with or approved by the U.S. Securities and Exchange Commission.

Management’s Plan of Operation

In the 3 month operating period ended June 30, 2004, the Company incurred an operating net loss of $77,870. Selling, general and administrative expenses related to operations in this 3 month operating period were $79,043.

As of June 30, 2004, the Company has $5,000 in cash with which to satisfy any future cash requirements. The Company will need a minimum of $145,000 to satisfy its cash requirements for the next twelve months. The Company may not be able to operate if it does not obtain additional equity and/or debt financing. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or loans or contributions from its sole officer and director. There can be no assurance that the Company will be successful in raising such capital or financing and thus, be able to satisfy its cash requirements. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

Business Strategy Behind Distribution of the Company’s Services

The economics underlying the Company’s business strategy are simple. For each new client the Company is able to garner, the Company will usually be able to generate approximately $500 to $2,500 in initial revenues. From that point forward, as long as the client continues to utilize the Company’s EDGAR filing services, each client should be worth a minimum of approximately $2,000 in annual revenues due to the filing of each client’s quarterly and annual SEC regulatory filings. It must be noted however that many companies may wish to electronically file documents in-house or in fact may turn to other sources, such as accounting or law firms that provides professional services to these companies, which may detrimentally impact the Company’s anticipated revenue sources. As such, the Company’s industry segment is characterized by what is commonly referred to as “recurring revenue.” The Company has established relationships with a limited number of clients. The Company plans on increasing its client base through advertising campaigns on the Internet and by direct mail. Management expects that the Company will continue generating small amounts of revenue from the Company’s current clients during the third quarter of 2004. As the Company attracts more clientele, revenues are expected to increase.

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

Growth Strategy of the Company

The Company believes that the current marketplace of established EDGAR filers is highly fragmented, with dozens of EDGAR filers located throughout the country. As such, the Company believes that there is an opportunity for a publicly traded EDGAR company to acquire several, smaller and more established EDGAR filers with already-established client bases. In short, the Company would like to be a consolidator of its industry. The Company intends to use its securities as the principal medium of payment for all acquisitions. However, to the extent certain cash payments are required; the Company will attempt to minimize those payments in view of the Company’s lack of cash. The Company gives no assurance, however, that it will be successful as a consolidator. As of the date of this report, there are no agreements to acquire any specific competitor.

The Company is still considered to be a development stage company, with no significant revenue, and is dependent upon the raising of capital through placement of its common stock. There can be no assurance that the Company will be successful in raising the capital it requires through the sale of its common stock.

Off Balance Sheet Arrangements

None

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report, as well as to safeguard assets from unauthorized use or disposition. Within 90 days prior to the filing of this report, the Company’s Chief Executive Officer and principal financial officer have evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures with the assistance and participation of other members of management. Based upon that evaluation, the Company’s Chief Executive Officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective for gathering, analyzing and disclosing the information the Company is required to disclose in the reports it files under the Securities Exchange Act of 1934 within the time periods specified in the SEC’s rules and forms. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 2. CHANGES IN SECURITIES

During the three month period ended June 30, 2004, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

On or about April 27, 2004, the Company issued a total of 1,846,180 restricted shares of its $.001 par value common stock to Mr. William Tay, the president of the Company, for past services rendered aggregating $92,309 (or $0.05 per share). These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Act”), for “transactions by an issuer not involving a public offering.” Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. Mr. Tay represented in writing that he acquired the securities for his own account. A legend was placed on the certificates stating that the securities have not been registered under the Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

There has been no default upon indebtedness or senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of the security holders during the quarterly period covered by this report.

ITEM 5. OTHER INFORMATION

There is no information with respect to which information is not otherwise called for by this form.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.	Description of Exhibit
31.1	Certification required by Edwin McGusty, CEO and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14a of the Exchange Act.

32.1	Certification by Edwin McGusty, CEO and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

1. A Form 8-K was filed by the Company dated as of June 11, 2004 and filed June 11, 2004 related to a change in control of the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Donar Enterprises, Inc.
(Registrant)

By:	/s/ Edwin McGusty
Edwin McGusty
President, Chief Executive Officer, Secretary, Treasurer and Director (principal financial officer, principal accounting officer, director)

Date: August 19, 2004