Form 10QSB
period 2004-09-30
DONAR ENTERPRISES INC
filed 2004-11-10
CIK 1141590

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

☐	Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from              to

Commission file number 0-49649

DONAR ENTERPRISES, INC.

(Exact Name of Small Business Issuer as Specified in Its Charter)

DELAWARE	23-3083371
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer identification No.)

8649 Himes Ave., Unit 1513, Tampa Florida 33614

(Address of Principal Executive Offices)

(813) 931-8658

(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year,

If changed since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 1, 2004 there were outstanding 9,289,647 shares of common stock, par value $0.001, and no shares of preferred stock.

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

DONAR ENTERPRISES, INC.

(A Development Stage Company)

BALANCE SHEETS

(For the Period Ending September 30, 2004 and the Year Ended December 31, 2003)

	September 30, 2004 (Unaudited)	December 31, 2003
ASSETS
Current assets:
Cash in bank	$2,655	$54,194
Accounts receivable	—	877

Total current assets	$2,655	$55,071

TOTAL ASSETS	$2,655	$55,071

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Due to stockholder	$5,000	$7,012
Accounts payable - trade	5,832	1,350
Officer’s salary payable	17,878	63,750

Total current liabilities	$28,710	$72,112

Stockholders’ equity:
Preferred stock: $.001 par value, 20,000,000 shares authorized, none issued or outstanding	—	—
Common stock: $.001 par value, 100,000,000 shares authorized, 9,289,647 and 7,122,667 issued and outstanding in 2004 and 2003, respectively	9,289	7,123
Additional paid-in capital	455,193	349,010
Deficit accumulated during the development stage	(490,537)	(373,174)

Total stockholders’ equity (deficit)	(26,055)	(17,041)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,655	$55,071

The accompanying notes are an integral part of the financial statements.

DONAR ENTERPRISES, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(For the Three and Nine Month Periods Ended September 30, 2004 and 2003

and for the period from inception through September 30, 2004)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		From Inception on May 25, 2001 through September 30, 2004
	2004	2003	2004	2003
Revenue:
Sales, net of discounts and allowances	$—	$5,209	$3,525	$12,777	$24,778
Interest income	—	45	82	190	402

Total:	—	5,254	3,607	12,967	25,180
Expenses:
General and administrative expenses	4,230	21,600	120,970	132,345	515,717

Net income (loss) from operations	$(4,230)	$(16,346)	$(117,363)	$(119,378)	$(490,537)

Per share information: Basic and fully Diluted

Weighted average number of common shares outstanding	9,289,647	7,122,667	8,388,034	6,324,519

Net (loss) per common share	$(0.00)	$(0.002)	$(0.01)	$(0.019)

The accompanying notes are an integral part of the financial statements

DONAR ENTERPRISES, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

(For the Nine Month Periods Ended September 30, 2004 and 2003

and for the period from inception through September 30, 2004)

	For the Nine Months Ended September 30,		From Inception on May 25, 2001 through, September 30, 2004
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(117,363)	$(119,378)	$(490,537)

Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Issuance of stock for services rendered	108,349	80,833	426,682
Deferred offering costs	—	6,208	—
Deferred officer’s compensation	—	—	—
Amortization of deferred officer’s compensation	—	—	—
(Increase) decrease in assets:
Accounts receivable	877	(2,922)	—
Increase (decrease) in liabilities:
Accounts payable	4,482	—	5,832
Officer’s salary payable	(45,872)	42,500	17,878

Total adjustments	67,836	126,619	450,392

Net cash (used in) operating activities	(49,527)	7,241	(40,145)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—	—

Net cash provided by investing activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of common stock	—	5,000	37,800
Advances from stockholder	(2,012)	1,066	5,000

Net cash provided by financing activities	(2,012)	6,066	42,800

NET INCREASE (DECREASE) IN CASH	(51,539)	13,307	2,655

CASH, BEGINNING OF THE PERIOD	54,194	39,082	—

CASH, END OF THE PERIOD	$2,655	$52,389	$2,655

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Cash paid for:
Income taxes	$—	$—	$—

Interest	$—	$—	$—

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

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of property, plant and equipment and its identifiable intangible assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceeds their fair value. Considerable management judgement is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of September 30, 2004, management does not believe there is any impairment of the carrying amounts of assets.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2004. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments included cash, accounts payable and accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature, their carrying amounts approximate fair values, or they are receivable or payable on demand.

Deferred Offering Costs

The Company defers costs associated with the raising of capital until such time as the offering is completed, at which time the costs are charged against the capital raised. Should the offering be terminated, the costs are charged to operations during the period when the offering is terminated. There are not deferred changes outstanding at September 30, 2004.

NOTE B Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has generated losses since its inception on May 25, 2001, aggregating $490,537 through September 30, 2004. Additionally, the Company was recently formed, and has not been able to establish operations since the date of inception. The Management’s plans include the development of the Company’s operations to a commercial level and pursuing additional equity financing.

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

During the period ended June 30, 2004, the Company issued a total of 1,846,180 restricted shares of its $.001 par value common stock to Mr. William Tay, the president of the Company, for past services rendered aggregating $92,309 (or $0.05 per share). These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Act”), for “transactions by an issuer not involving a public offering.”

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the Company’s financial statements, including the notes thereto, appearing elsewhere in this Report.

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

Brief History of the Company

Donar Enterprises, Inc. (“Donar” or the “Company”), a Delaware corporation incorporated on May 25, 2001, is a company with a principal business objective to provide electronic filing services for clients that need to electronically file prospectuses, registration statements, and other documents pursuant to federal securities laws with the Securities and Exchange Commission (SEC) via the SEC’s electronic data gathering system entitled Electronic Data Gathering Analysis and Retrieval (“EDGAR”). This program requires participants or their agents to file disclosure information with the SEC in an electronic format rather than by the traditional paper filing package. This electronic format, usually in ASCII, includes additional submission information and coding “tags” within the document for aid in the SEC’s analysis of the document and retrieval by the public. This electronic format is delivered by direct telecommunications. EDGAR allows registrants to file, and the public to retrieve, disclosure information electronically.

EDGAR(R) is a federally registered trademark of the U.S. Securities and Exchange Commission. The Company and its web sites are NOT affiliated with or approved by the U.S. Securities and Exchange Commission.

Management’s Plan of Operation

In this 3 month operating period ended September 30, 2004, the Company incurred an operating net loss of $4,230 for selling, general and administrative expenses related to operations.

As of September 30, 2004, the Company has $2,655 in cash with which to satisfy any future cash requirements. The Company will need a minimum of $148,000 to satisfy its cash requirements for the next twelve months. The Company may not be able to operate if it does not obtain additional equity and/or debt financing. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or loans or contributions from its sole officer and director. There can be no assurance that the Company will be successful in raising such capital or financing and thus, be able to satisfy its cash requirements. The Company currently has no arrangements or commitments for accounts and accounts receivable financing. There can be no assurance that any such financing can be obtained or, if obtained, that it will be on reasonable terms.

Business Strategy Behind Distribution of the Company’s Services

The economics underlying the Company’s business strategy are simple. For each new client the Company is able to garner, the Company will usually be able to generate approximately $500 to $2,500 in initial revenues. From that point forward, as long as the client continues to utilize the Company’s EDGAR filing services, each client should be worth a minimum of approximately $2,000 in annual revenues due to the filing of each client’s quarterly and annual SEC regulatory filings. It must be noted however that many companies may wish to electronically file documents in-house or in fact may turn to other sources, such as accounting or law firms that provides professional services to these companies, which may detrimentally impact the Company’s anticipated revenue sources. As such, the Company’s industry segment is characterized by what is commonly referred to as “recurring revenue.” The Company has established relationships with a limited number of clients. The Company plans on increasing its client base through advertising campaigns on the Internet and by direct mail. Management expects that the Company will continue generating small amounts of revenue from the Company’s current clients during the fourth quarter of 2004. As the Company attracts more clientele, revenues are expected to increase.

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

ITEM 2. CHANGES IN SECURITIES

During the three month period ended September 30, 2004, there was no modification of any instruments defining the rights of holders of the Company’s common stock and no limitation or qualification of the rights evidenced by the Company’s common stock as a result of the issuance of any other class of securities or the modification thereof.

During the three month period ended September 30, 2004, there were no equity securities of the Company sold or repurchased by the Company.

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

(b) Reports on Form 8-K:

No reports on Form 8-K were filed during the quarter ended September 30, 2004, for which this report is filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DONAR ENTERPRISES, INC.

Date: November 5, 2004	By:	/s/ Edwin McGusty
Edwin McGusty
President, Chief Executive
Officer, Secretary, Treasurer and Director
(principal financial officer,
principal accounting officer,
director)