Form 10KSB
period 2004-12-31
DONAR ENTERPRISES INC
filed 2005-03-31
CIK 1141590

================================================================================
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|                ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED: December 31, 2004

|_|           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FROM THE TRANSITION PERIOD FROM ______ TO ______
                        COMMISSION FILE NUMBER: 000-26337

                             DONAR ENTERPRISES, INC.
            (Name of Small Business Issuer Specified in Its Charter)

                Delaware                                 23-3083371
        (State of incorporation)            (IRS Employer Identification Number)

   12890 Hilltop Road, Argyle, Texas                        76226
(Address of principal executive offices)                 (Zip Code)

                                 (972) 233-0300
                (Issuer's telephone number, including area code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                    Common Stock, par value $0.001 per share

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No


         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|


         The Issuer's revenue for its most recent fiscal year was $3,607.


         As of March 18, 2005, 9,289,647 shares of the Issuer's $0.001 par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $178,696 based upon a closing bid price on March 18, 2005 of $0.28 per share of common stock on the OTC Bulletin Board.

--------------------------------------------------------------------------------
================================================================================

PART I.........................................................................2
   ITEM 1. BUSINESS............................................................2
     History...................................................................2
     Description of Donar Enterprises, Inc.....................................2
   RISK FACTORS................................................................6
   ITEM 2. PROPERTIES.........................................................10
   ITEM 3. LEGAL PROCEEDINGS..................................................10
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................10
PART II.......................................................................10
   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS....................................................................10
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR
   PLAN OF OPERATIONS.........................................................12
     General..................................................................12
     Results of Operations....................................................12
     Plan of Business.........................................................13
     Liquidity and Capital Resources..........................................14
   ITEM 7. FINANCIAL STATEMENTS...............................................14
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
   FINANCIAL DISCLOSURE.......................................................14
   ITEM 8A. CONTROLS AND PROCEDURES...........................................14
   ITEM 8B. OTHER INFORMATION.................................................15
PART III......................................................................15
   ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE
   WITH SECTION 16(A) OF THE EXCHANGE ACT.....................................15
     Biographical Information.................................................15
     Indemnification of Officers and Directors................................15
     Conflicts of Interest....................................................16
     Involvement in Certain Legal Proceedings.................................16
     Compliance with Section 16(a) of the Securities Exchange Act of 1934.....16
     Audit Committee Financial Expert.........................................17
     Audit Committee..........................................................17
     Code of Ethics...........................................................17
   ITEM 10. EXECUTIVE COMPENSATION............................................17
     Compensation of Directors................................................18
     Conflict of Interest - Management's Fiduciary Duties.....................18
     Compensation Committee...................................................18
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....18
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................19
   ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K..................................19
     Statements filed as part of this Report:.................................19
     Exhibits.................................................................19
     Reports on Form 8-K......................................................20
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................20
   SIGNATURES.................................................................21
INDEX TO FINANCIAL STATEMENTS................................................F-1

                                     PART I

ITEM 1. BUSINESS


     History

         Unless otherwise indicated, or unless the context otherwise requires, all references in this Annual Report to the terms "Company," "Donar," "we," "our," or "us" shall mean Donar Enterprises, Inc., a Delaware corporation, incorporated in 2001.


     Description of Donar Enterprises, Inc.

         Donar Enterprises, Inc. ("Donar" or "the Company") was originally incorporated on May 25, 2001under the laws of the State of Delaware. We were organized to convert and file registration statements, periodic reports and other forms of small to mid-sized public companies with the U.S. Securities and Exchange Commission ("SEC") electronically through EDGAR, the SEC's Electronic Data Gathering, Analysis, and Retrieval system. We have been in the development stage since our formation and have been unable to become profitable within any segment of our core business. Our current principle business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

         On June 11, 2004, we experienced a change in control when the then controlling stockholder, William Tay, sold 8,651,447 restricted shares of our common stock to Edwin A. McGusty in a private purchase transaction for the sum of $500,000. As a result of the transaction, Mr. McGusty became the controlling stockholder. Simultaneously with this transaction, (a) Mr. Tay resigned as our sole director, effective as of the effective date of the election of the new Board of Directors, and (b) Mr. Tay, as our sole director, elected Mr. McGusty to serve as sole director effective as of the expiration of the ten (10) day notice period required under Rule 14f-1 of the Securities and Exchange Act of 1934. Mr. Tay also resigned as an officer, effective immediately, and, as sole director, named Mr. McGusty to serve as our President, Vice President, and Secretary, effective immediately.

         On December 15, 2004, we experienced another change in control when Edwin A. McGusty sold 7,331,447 shares of restricted common stock, pursuant to a private stock purchase agreement, to Halter Financial Group, Inc., an entity owned by Timothy P. Halter, for the sum of $300,000. As a result of the transaction, Halter Financial Group, Inc. currently is the controlling stockholder. Immediately subsequent to and as a result of the closing of the stock purchase agreement, Mr. McGusty resigned as an officer of the Company effective December 15, 2004. Timothy P. Halter was appointed as a member of our Board of Directors, and Mr. Halter was elected as our Chief Executive Officer, President, Chief Financial Officer, Chairman of the Board and Secretary. Mr. McGusty later resigned as a director, effective January 4, 2005. Also on December 15, 2004, we issued to Mr. Halter warrants convertible into 1,000,000 shares of our common stock at a price of $0.06 per share as consideration for Mr. Halter's agreement to serve as an officer and director. Mr. Halter may exercise the warrants, in whole or in part, at any time after the issuance of the warrants and prior to the expiration of the warrants on December 15, 2007.

         On February 21, 2005, by written consent in lieu of meeting, stockholders representing 78.9% of the issued and outstanding shares of our common stock approved a recommendation of our Board of Directors to effect a one share for ten shares reverse stock split of our common stock, par value $.001 per share, with all fractional shares rounded down to the nearest whole share. The reverse split is to become effective on April 15, 2005, unless the Board of Directors elects not to effect the split. As a result of the reverse split, it is anticipated that the total number of issued and outstanding shares of our common stock will decrease from 9,289,647 shares to 928,964 shares.

         Our address is at 12890 Hilltop Road, Argyle, Texas 76226. The telephone number of our principal executive office is (972) 233-0300.

         Our equity securities are traded under the symbol "DNRE" on the NASDAQ Over the Counter ("OTC") Bulletin Board. We may be referred to as a trading and reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger) whereby the stockholders of the private company become the majority of the stockholders of the combined company. The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders. Typically, the board of directors and officers of the private company become the new board of directors and officers of the combined company and often the name of the private company becomes the name of the combined company.

         We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. However, at the present time, we have not reached any agreement or definitive understanding with any person concerning an acquisition.

         No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions. Furthermore, no assurance can be given that any acquisition, which does occur, will be on terms that are favorable to us or our current stockholders.

         Our search will be directed toward small and medium-sized enterprises that have a desire to become public corporations. In addition these enterprises may wish to satisfy, either currently or in the reasonably near future, the minimum tangible asset requirement in order to qualify shares for trading on NASDAQ or on an exchange such as the American Stock Exchange. (See Investigation and Selection of Business Opportunities). It is possible that the business opportunities presented to us will (i) either be in the process of formation, or be recently organized with limited operating history or a history of losses attributable to under-capitalization or other factors; (ii) experiencing financial or operating difficulties; (iii) be in need of funds to develop new products or services or to expand into a new market, or have plans for rapid expansion through acquisition of competing businesses; (iv) or other similar characteristics. We intend to concentrate our acquisition efforts on properties or businesses that we believe to be undervalued or that we believe may realize a substantial benefit from being publicly owned. Given the above factors, investors should expect that any acquisition candidate may have little or no operating history, or a history of losses or low profitability.

         We do not propose to restrict our search for investment opportunities to any particular geographical area or industry, and may, therefore, engage in essentially any business, to the extent of our limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others. Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

         Depending upon the nature of the transaction, our current officers and directors may resign their management and board positions in connection with a change of control or acquisition of a business opportunity (See Form of Acquisition, below, and Risk Factors, The Company, Lack of Continuity of Management). In the event of such a resignation, our current management would thereafter have no control over the conduct of our business.

         It is anticipated that business opportunities will come to our attention from various sources, including our officers and directors, our other stockholders, professional advisors such as attorneys and accountants, securities broker- dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. At present, we have no plan, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities for us. We do not foresee that we will enter into a merger or acquisition transaction with any business with which our officers or directors are currently affiliated. Should we determine in the future, contrary to the forgoing expectations, that a transaction with an affiliate would be in our best interests and the best interests of our stockholders, we are, in general, permitted by Delaware law to enter into a transaction if: the material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the Board of Directors, and the Board of Directors in good faith authorizes the contract or transaction by the affirmative vote of a majority of the disinterested directors, even though the disinterested directors constitute less than a quorum; or the material facts as to the relationship or interest of the affiliate and as to the contract or transaction are disclosed or are known to the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by vote of the stockholders; or the contract or transaction is fair as to the Company as of the time it is authorized, approved or ratified, by our Board of Directors or our stockholders.

Investigation and Selection of Business Opportunities

         To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anticipated acceptability of new products or marketing concepts, the merit of technological changes, the perceived benefit the business opportunity will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of a variety of factors, including, but not limited to, the possible need to expand substantially, shift marketing approaches, change product emphasis, change or substantially augment management, raise capital and the like.

         It is anticipated that we will not be able to diversify, but will essentially be limited to the acquisition of one business opportunity because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

         Certain types of business acquisition transactions may be completed without any requirement that we first submit the transaction to our stockholders for their approval. In the event the proposed transaction is structured in such a fashion that stockholder approval is not required, holders of our securities (other than principal stockholders holding a controlling interest) should not anticipate that they will be provided with financial statements or any other documentation prior to the completion of the transaction. Other types of transactions require prior approval of our stockholders.

         The analysis of business opportunities will be undertaken by or under the supervision of our officers and directors, none of whom are professional business analysts. Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash.

         Otherwise,   in  analyzing   potential  business   opportunities,   our
management anticipates that it will consider, among other things, the following factors:

         o Potential for growth and profitability indicated by new technology, anticipated market expansion, or new products;

         o        Our perception of how any particular business opportunity will
                  be  received   by  the   investment   community   and  by  our
                  stockholders;

         o Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming, sufficient to enable our securities to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of Rule 15g-9 adopted by the Securities and Exchange Commission (See Risk Factors-Regulations of Penny Stocks).

         o Capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

         o        The extent to which the business opportunity can be advanced;

         o Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;

         o Strength and diversity of existing management or management prospects that are scheduled for recruitment;

         o The cost of our participation as compared to the perceived tangible and intangible values and potential; and

         o The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items.

         No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

         We are unable to predict when we may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

         Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing as much relevant information as possible, including, but not limited to, such items as a description of products, services and company history; management resumes; financial information; available projections, with related assumptions upon which they are based; an explanation of proprietary products and services; evidence of existing patents, trademarks, or service marks, or rights thereto; present and proposed forms of compensation to management; a description of transactions between such company and its affiliates during the relevant periods; a description of present and required facilities; an analysis of risks and competitive conditions; a financial plan of operation and estimated capital requirements; audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurance that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger or acquisition transaction; and the like.

         As part of our investigation, our executive officers and directors may meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

         It is possible that the range of business opportunities that might be available for our consideration could be limited by the impact of Securities and Exchange Commission regulations regarding purchase and sale of penny stocks. The regulations would affect, and possibly impair, any market that might develop in our securities until such time as they qualify for listing on NASDAQ or on an exchange which would make them exempt from applicability of the penny stock regulations. (See Risk Factors-Regulation of Penny Stocks).

         Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current stockholders, acquisition candidates which have long-term plans for raising capital through public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates, which have a need for an immediate cash infusion, are not likely to find a potential business combination with us to be an attractive alternative.

Form of Acquisition

         It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our respective needs and desires those of the promoters of the opportunity and, upon the basis of the review and our relative negotiating strength and that of the promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agreements, licenses, joint ventures and other contractual arrangements. We may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of our Company with other corporations or forms of business organization. In addition, our present management and stockholders most likely will not have control of a majority of our voting stock following a merger or reorganization transaction. As part of such a transaction, our existing directors may resign and new directors may be appointed without any vote by stockholders.

         We anticipate that any new securities issued in any reorganization would be issued in reliance upon one or more exemptions from registration under applicable federal and state securities laws to the extent that such exemptions are available. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated or under certain conditions at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market.

         We will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

         We will not be bound to consummate an acquisition unless and until a definitive agreement is executed. Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specific grounds.

         We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable.

Investment Company Act and Other Regulation

         We may participate in a business opportunity by purchasing, trading or selling the securities of such business. We do not, however, intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an investment company under the Investment Company Act of 1940 (the Investment Act), and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

         Our plan of business may involve changes in our capital structure, management, control and business, especially if we consummate the reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, stockholders will not be afforded these protections.

Research and Development

         We have not undergone any research and development activity during the last two years ended December 31, 2003 and December 31, 2004.

Competition

         We expect to encounter substantial competition in our efforts to locate attractive business combination opportunities. The competition may in part come from business development companies, venture capital partnerships and corporations, small investment companies, brokerage firms, and the like. Some of these types of organizations are likely to be in a better position than us to obtain access to attractive business acquisition candidates either because they have greater experience, resources and managerial capabilities than us, because they are able to offer immediate access to limited amounts of cash, or for a variety of other reasons. We also will experience competition from other public companies with similar business purposes, some of which may also have funds available for use by an acquisition candidate.

Employees

         We currently have no employees. Our management expects to use consultants, attorneys and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.


RISK FACTORS

         An investment in our common stock involves a high degree of risk. You should consider carefully the following risks and other information in this Annual Report, including our financial statements and related notes, before you decide to purchase shares of our common stock. If any of these risks actually occur, our business, financial condition and results of operations could be adversely affected. As a result, the trading price of our common stock could decline, perhaps significantly, and you could lose part or all of your investment.

         Conflicts of Interest. Certain conflicts of interest exist between us and our officers and directors. They have other business interests to which they currently devote attention, and are expected to continue to do so. As a result, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to our Company. (See Executive Compensation - Conflict of Interest - Management's Fiduciary Duties.)

         We anticipate that our principal stockholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, our principal stockholders may consider their own personal pecuniary benefit rather than the best interest of our other stockholders. Depending upon the nature of a proposed transaction, our stockholders other than the principal stockholders may not be afforded the opportunity to approve or consent to a particular transaction.

         Possible Need for Additional Financing. We have very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if our currently available funds prove to be sufficient to pay for our operations until we are able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will clearly not be sufficient to enable it to exploit the opportunity. Thus, our ultimate success will depend, in part, upon our availability to raise additional capital. In the event that we require modest amounts of additional capital to fund our operations until we are able to complete a business acquisition or transaction, such funds, are expected to be provided by our principal stockholders. However, we have not investigated the availability, source, or terms that might govern the acquisition of the additional capital which is expected to be required in order to exploit a business opportunity, and will not do so until we have determined the level of need for such additional financing. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with its modest capital.

         Regulation of Penny Stocks. Our securities are subject to a SEC rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purpose of the rule, the phrase accredited investor means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000). For transactions covered by the rule, the broker dealer must make special suitability determination for the purchaser and receive the purchasers written agreement to the transaction prior to the sale. Consequently, the rule affects the ability of broker-dealers to sell our securities and affects the ability of purchasers of our securities to sell such securities.

         In addition, the Securities and Exchange Commission has adopted a number of rules to regulate penny stocks. Such rules include Rule 3a51-1 under the Securities Act of 1933, an Rules 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6,
and 15g-7 under the Securities Exchange Act of 1934, as amended. Because our securities constitute penny stocks within the meaning of the rules, the rules apply to us and to our securities. The rules affect the ability of our stockholders to sell their shares in the public market.

         Shareholders should be aware that, according to Securities and Exchange Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we are not in a position to dictate the behavior of the market or of broker dealers who participate in the market, our management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

         No Operating History. We have no current or meaningful operating history, revenues from operations or assets. We face all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. We must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

         No Assurance of Success or Profitability. There is no assurance that we will acquire a favorable business opportunity. Even if we should become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of our outstanding shares will be increased thereby.

         Possible Business Not Identified and Highly Risky. We have no commitments to enter into or acquire a specific business opportunity. As a result, we are only able to make general disclosures concerning the risks and hazards of acquiring a business opportunity, rather than providing disclosure with respect to specific risks and hazards relating to a particular business opportunity. As a general matter, prospective investors can expect any potential business opportunity to be quite risky.

         Type of Business Acquired. The type of business to be acquired may be one that desires to avoid effecting its own public offering an the accompanying expense, delays, uncertainties, and federal and state requirements which purport to protect investors. Because of our limited capital, it is more likely than not that any acquisition by us will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

         Impracticability of Exhaustive Investigation. Our limited funds and lack of full-time management will make it impracticable to conduct a complete and exhaustive investigation and analysis of a business opportunity before we commit our capital or other resources thereto. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and the like which, if we had more funds available to us, would be desirable. We will be particularly dependent in making decisions upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation. A significant portion of our available funds may be expended for investigative expenses and other expenses related to preliminary aspects of completing an acquisition transaction, whether or not any business opportunity investigated is eventually acquired.

         Lack of Diversification. Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our acquisitions or operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

         Need for Audited Financial Statements. We will require audited financial statements from any business that we propose to acquire. Since we are subject to the reporting provisions of the Securities Exchange Act of 1934, as amended (the Exchange Act), we are required to include audited financial statements in our periodical reports for any existing business we may acquire. In addition, the lack of audited financial statements would prevent our securities from remaining eligible for listing on the OTC Bulletin Board. Moreover, the lack of such financial statements is likely to discourage broker-dealers from becoming or continuing to serve as market makers in our securities. Finally, without audited financial statements, we would almost certainly be unable to offer securities under a Registration Statement pursuant to the Securities Act of 1933, and our ability to raise capital would be significantly limited. Consequently, acquisitions prospects that do not have, or are unable to provide reasonable assurances that they will be able to obtain, the required audited statements would not be considered by us to be appropriate for acquisition.

         Other Regulation. An acquisition made us may be of a business that is subject to regulation or licensing by federal, state, or local authorities.
Compliance with such regulations and licensing can be expected to be a time-consuming, expensive process and may limit other investment opportunities.

         Dependence upon Management; Limited Participation of Management. We will be entirely dependant upon the experience of our officers and directors in seeking, investigating, and acquiring a business and in making decisions regarding our operations. It is possible that, from time to time, the inability of such persons to devote their full time attention to such issues will prevent the evaluation of the merits of possible future business acquisitions by us.

         Lack of Continuity in Management. We do not have an employment agreement with any of our officers or directors, and as a result, there is no assurance that they will continue to manage our Company in the future. In connection with acquisition of a business opportunity, it is likely our current officers and directors may resign. A decision to resign will be based upon the identity of the business opportunity and the nature of the transaction, and is likely to occur without the vote or consent of our stockholders.

         Indemnification of Officers and Directors. Our Certificate of Incorporation provides that we will indemnify any officer or director, or former officer or director, to the fullest extent permitted by law. Our bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our Company. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures that we may be unable to recoup.

         Dependence upon Outside Advisors. To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. The selection of any such advisors will be made by our officers, without any input by stockholders. Furthermore, we anticipate that such persons may be engaged on an as needed basis without a continuing fiduciary or other obligation to us. In the event our officers consider it necessary to hire outside advisors, they may elect to hire persons who are affiliates, if those affiliates are able to provide the required services.

         Leveraged Transactions. There is a possibility that any acquisition of a business opportunity by us may be leveraged (i.e. we may finance the acquisition of the business opportunity by borrowing against the assets of the business opportunity to be acquired, or against the projected future revenues or profits of the business opportunity). This could increase our exposure to larger losses. A business opportunity acquired through a leveraged transaction is profitable only if it generates enough revenues to cover the related debt and expenses. Failure to make payments on the debt incurred to purchase the business opportunity could result in the loss of a portion or all of the assets acquired. There is no assurance that any business opportunity acquired through a leveraged transaction will generate sufficient revenues to cover the related debt and expenses.

         Competition. The search for potentially profitable business opportunities is intensely competitive. We expect to be at a disadvantage when competing with many firms that have substantially greater financial and management resources and capabilities than we have. These competitive conditions will exist in any industry in which we may become interested.

         No Foreseeable Dividends. We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

         Loss of Control by Present Management and Stockholders. In conjunction with completion of a business acquisition, we anticipate that we will issue an amount of our authorized but unissued common stock that represents the greater majority of our voting power and equity.

         In conjunction with such a transaction, our current officers, directors, and principal stockholders could also sell all, or a portion, of their controlling block of stock to the acquired company's stockholders. Such a transaction would result in a greatly reduced percentage of ownership by our current stockholders. As a result, the acquired company's stockholders would control us, and it is likely that they would replace our management with persons who are unknown at this time.

         No Public Market Exists. While our equity securities are listed for trading on the NASDAQ OTC Bulletin Board under the trading symbol "DNRE," there is no significant or consistent public market for our common stock, and no assurance can be given that a market will develop or that a stockholder will ever be able to liquidate his investment without considerable delay, if at all. If a market should develop, the price may be highly volatile.

         Factors such as those discussed in this Risk Factors section may have a significant impact upon the market price of our securities. Owing to the low price of the securities, many brokerage firms may not be willing to effect transactions in the securities. Even if a purchaser finds a broker willing to effect a transaction in theses securities, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many leading institutions will not permit the use of such securities as collateral for any loans.

ITEM 2. PROPERTIES

         We have no property, either owned or leased, and maintain only a mailing address at 12890 Hilltop Road, Argyle, Texas 76226. Our telephone number there is (972) 233-0300. We do not anticipate the need for maintaining office facilities at any time in the foreseeable future. We pay no rent or other fees for the use of the mailing address as these offices are used virtually full-time by other businesses of our President.

         It is likely that we will not establish an office until we have completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.


ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any pending legal proceedings, and no such proceedings are known to be contemplated. None of our directors, executive officers or affiliates or owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


         No matters were submitted to a vote of the holders of our common stock during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

ITEM 5.  MARKET  FOR THE  REGISTRANT'S  COMMON  EQUITY AND  RELATED  STOCKHOLDER
         MATTERS

         Shares of our common stock are traded on the OTC Bulletin Board under the symbol "DNRE." Our common stock has been traded on the OTC Bulletin Board since January 7, 2003. There is currently no broadly followed established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.

         Holders. As of March 18, 2005 we had approximately 20 stockholders of common stock of record, and our common stock had a closing bid price of $0.20 per share and a closing ask price of $0.30 per share.

         The following table sets forth the quarterly average high and low bid prices per share for the common stock for the past two years:



                                    Common Stock
Fiscal Year Ended                ------------------
December 31, 2003                 High         Low
-----------------                -----        -----
First Quarter                    $0.09        $0.08
Second Quarter                   $0.05        $0.05
Third Quarter                    $0.08        $0.08
Fourth Quarter                   $0.08        $0.07


                                   Common Stock
Fiscal Year Ended                ------------------
December 31, 2004                 High         Low
-----------------                -----        -----
First Quarter                    $0.07        $0.07
Second Quarter                   $0.08        $0.08
Third Quarter                    $0.10        $0.10
Fourth Quarter                   $0.07        $0.07


         The source for the high and low closing bids quotations is www.finance.yahoo.com and does not reflect inter-dealer prices. Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have not been adjusted for stock dividends or splits.


         Outstanding Options, Conversions, and Planned Issuance of Common Stock.
Except as hereinafter set forth, there are no warrants or options outstanding to acquire any additional shares of common stock. On December 15, 2004, we issued to Timothy P. Halter warrants convertible into 1,000,000 shares of our common stock at a price of $0.06 per share as consideration for Mr. Halter's agreement to serve as an officer and director of our Company. Mr. Halter may exercise the warrants, in whole or in part, at any time after the issuance of the warrants and prior to the expiration of the warrants on December 15, 2007.

         Preferred  Stock.  We may issue shares of preferred  stock from time to time in one or more  series  with  such  designations,  voting  powers,  if any, preferences and relative,  participating,  optional or other special rights, and
such  qualifications,   limitations  and  restrictions,  as  are  determined  by
resolution of our Board of Directors.  The issuance of preferred  stock may have the  effect of  delaying,  deferring  or  preventing  a change in control of our
Company without further action by  stockholders  and could adversely  affect the rights and powers,  including voting rights, of holders of common stock, with us acting in  accordance  with our  corporate  charter,  articles and  by-laws.  In certain circumstances,  the issuance of preferred stock could depress the market price of the common stock. There are no shares of preferred stock outstanding.

         Dividends. We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings to support operations and to finance future growth and expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

         Transfer Agent and Registrar. Our transfer agent is Securities Transfer
Corporation,  located at 2591 Dallas Parkway,  Suite 102,  Frisco,  Texas 75034.
Their telephone number is (469) 633-0100.

         Securities Authorized for Issuance Under Equity Compensation Plans. As of the fiscal year ended December 31, 2004, we have no shares of our common stock or preferred stock that are issuable under compensation plans approved by our security holders. As of the fiscal year ended December 31, 2004, shares of our common stock are issuable under the following compensation plan, which was not approved by our security holders:

                                                                  Number of securities
                                                                remaining available for
 Number of securities to                                     future issuance under equity
be issued upon exercise of      Weighted-average exercise         compensation plans
   outstanding options,       price of outstanding options,     (excluding securities
   warrants and rights            warrants and rights          reflected in column (a))
   -------------------            -------------------          ------------------------
       1,000,000                         $0.06                           None


         On December 15, 2004, we issued to Timothy P. Halter warrants convertible into 1,000,000 shares of our common stock at a price of $0.06 per share as consideration for Mr. Halter's agreement to serve as an officer and director. Mr. Halter may exercise the warrants, in whole or in part, at any time after the issuance of the warrants and prior to the expiration of the warrants on December 15, 2007.

         Recent Sales of Unregistered Securities. Each issuance set forth below was made in reliance upon the exemptions from registration requirements of the Securities Act of 1933, as amended, contained in Section 4(2) on the basis that such transactions did not involve a public offering. When appropriate, we determined that the purchasers of securities described below were sophisticated investors who had the financial ability to assume the risk of their investment in our securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. Where required by applicable law, the certificates evidencing the securities bear legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

                      NAME                   SHARES                  DATE
                      ----                   ------                  ----
          U.S. Capital Partners, Inc.        200,000            January 3, 2003

                  William Tay              1,416,667             June 27, 2003

                  Michael Tay                320,800             March 10, 2004

                  William Tay              1,846,180             April 22, 2004

               Timothy P. Halter           1,000,000           December 15, 2004


         o We issued the 200,000 restricted shares of our common stock to U.S. Capital Partners, Inc., a financial services company that provides investment banking and brokerage services, as compensation for financial services that were to be provided by U.S. Capital Partners, Inc. to us. We estimated the value of these services at $10,000.

         o We issued the 1,416,667 restricted shares of our common stock to William Tay, our president at that time, for past services rendered aggregating $70,833.33 (or $0.05 per share).

         o We issued the 320,800 restricted shares of our common stock to Michael Tay, the father of William Tay, for a total of $16,040 in consulting services rendered (or $0.05 per share).

         o We issued the 1,846,180 restricted shares of our common stock to William Tay, our president at that time, for past services rendered aggregating $92,309 (or $0.05 per share).

         o We issued to Timothy P. Halter warrants convertible into 1,000,000 shares of our common stock at a price of $0.06 per share as consideration for Mr. Halter's agreement to serve as an officer and director.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATIONS


     General

         Donar Enterprises, Inc. was originally incorporated on May 25, 2001 in accordance with the laws of Delaware. Our company was originally formed for the purpose of converting and filing registration statements, periodic reports and other forms of small to mid-sized public companies with the SEC. In February 2002, we completed a public offering of 2,000,000 shares through a Registration Statement on Form SB-2 (Registration No. 333-68702). We have been in the development stage since our formation and have been unable to become profitable within any segment of our core business. Our current principle business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.


     Results of Operations

         During the periods ended December 31, 2004 and December 31, 2003, we had a net loss of ($105,678) and ($134,848), respectively. We received $3,607 in revenues in the period ended December 31, 2004 and $14,305 in revenues in the period ended December 31, 2003.

         General and administrative expenses for the years ended December 31, 2004 and 2003 were approximately $109,285 and $149,153, respectively. We had a net loss per share for the respective years ended December 31, 2004 and 2003 of $0.01 and $0.02 based on the weighted-average shares issued and outstanding at the end of each respective year.

         We do not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that we complete a business acquisition or combination transaction.

         At December 31, 2004 and 2003, respectively, we had working capital of $0 and approximately $(17,900), respectively.

         It is the belief of our management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Consequently, there is substantial doubt about our ability to continue as a going concern.

         Our need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that we will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that we would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company we acquire.


     Plan of Business

         General. We intend to locate and combine with an existing, privately-held company that is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, we do not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of our common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

         Pending negotiation and consummation of a combination, we anticipate that we will have, aside from carrying on our search for a combination partner, no business activities, and, thus, will have no source of revenue. Should we incur any significant liabilities prior to a combination with a private company, we may not be able to satisfy such liabilities as are incurred.

         If our management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust our ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, our common stock will become worthless and holders of our common stock will receive a nominal distribution, if any, upon our liquidation and dissolution.

         Combination Suitability Standards. In its pursuit for a combination partner, our management intends to consider only combination candidates that are profitable or, in management's view, have growth potential. Our management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate that does not furnish us with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. We will, if necessary funds are available, engage attorneys and/or accountants in our efforts to investigate a combination candidate and to consummate a business combination. We may require payment of fees by such combination candidate to fund the investigation of such candidate.

         In the event such a combination candidate is engaged in a high technology business, we may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. Our limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that we will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent we are unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of our officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

         1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;
         2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or
         3) will not have been a defendant in a civil action which resulted in a final judgment against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

         Our officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, our officers and directors will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.


     Liquidity and Capital Resources

         It is the belief of our management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Consequently, there is substantial doubt about our ability to continue as a going concern.

         We have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to us to allow us to cover the expenses related to such activities.

         Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.


ITEM 7. FINANCIAL STATEMENTS

         Reference is made to page F-1 herein for the Index to the Financial Statements.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Effective February 17, 2005, our Board of Directors approved the replacement of Mantyla McReynolds, LLC ("Mantyla") as our independent auditor for the fiscal year ending December 31, 2004, with S.W. Hatfield, CPA. Mantyla was terminated effective February 17, 2005. The reports of Mantyla on our financial statements for the year ended December 31, 2003, for which Mantyla's Independent Auditors' Report was dated March 20, 2004, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, other than the ability to continue as a going concern, or audit scope. We filed a Current Report on Form 8-K with the SEC on February 22, 2005, reporting the change in our certifying accountant.

         Effective February 3, 2004, our Board of Directors approved the replacement of Stan J.H. Lee, C.P.A., ("Lee") as our independent auditor for the fiscal year ending December 31, 2003, with Mantyla. Lee was terminated effective February 3, 2004. Lee did not give a report on our financial statements for either of the past two fiscal years.

         There were no disagreements with Mantyla during the period of its appointment as independent auditor through the date of its termination on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure. Additionally, there were no other reportable matters, as defined in Item 304(a)(1)(iv) of Regulation S-B, during that period of time.

         We did not consult with S.W. Hatfield, CPA at any time prior to the December 15, 2004 change in control or subsequent thereto, including our two most recent fiscal years ended December 31, 2004 and December 31, 2003, and the subsequent interim periods through the date of this Report, regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.


ITEM 8A. CONTROLS AND PROCEDURES

         We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Such controls and procedures, by their nature, can provide only reasonable assurance regarding management's control objectives.

         We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, on the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of December 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.

         While we believe that our existing disclosure controls and procedures have been effective to accomplish their objectives, we intend to continue to examine, refine and formulize our disclosure controls and procedures and to monitor ongoing developments in this area.


ITEM 8B. OTHER INFORMATION

         None.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE  OFFICERS OF THE  REGISTRANT;  COMPLIANCE  WITH
         SECTION 16(A) OF THE EXCHANGE ACT

         Our sole director and executive officer is as follows:

                Name              Age             Position Held and Tenure
                ----              ---             ------------------------
         Timothy P. Halter        38          Director, Chief Executive Officer,
                                             President, Chief Financial Officer,
                                             Chairman of the Board and Secretary


         The director named above will serve until the next annual meeting of our stockholders or until his successor is duly elected and has qualified. Directors will be elected for one-year terms at the annual stockholders meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to our Board of Directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.

         Our sole director and officer will devote his time to our affairs on an as needed basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely encompass less than ten hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.


     Biographical Information

         Timothy P. Halter has served as our sole director and our Chief Executive Officer, President, Chief Financial Officer, Chairman of the Board and Secretary since December 15, 2004. Mr. Halter is the President of Halter Financial Group, Inc., a position he has held since 1995. Halter Financial Group is a Dallas, Texas based consulting firm. In addition, Mr. Halter has served as a Director of DXP Enterprises, Inc. since July 2001.


     Indemnification of Officers and Directors

         Our Certificate of Incorporation provides that we will indemnify any officer or director, or former officer or director, to the fullest extent permitted by law. Our bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our Company. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification.


     Conflicts of Interest

         Our sole officer will devote no more than a small portion of his time to the affairs of our Company. There will be occasions when the time requirements of our business conflict with the demands of the officer's other business and investment activities. Such conflicts may require that we attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to us.

         Our officers, directors and principal stockholders may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors and principal stockholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of our management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to our other stockholders. In making any such sale, members of our management may consider their own personal pecuniary benefit rather than our best interests and the best interests of our other stockholders, and the other stockholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of our management.

         Although our management has no current plans to cause the Company to do so, it is possible that we may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the common stock held by our current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to our current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of securities by our current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. Any payment to current stockholders in the context of an acquisition involving our Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.


     Involvement in Certain Legal Proceedings

         During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of our
Company:

         1. was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

         2. was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

         3. was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

         4. was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.


     Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities and Exchange Act of 1934 requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities, to file with the Securities and Exchange Commission initial statements of beneficial ownership on Form 3, reports of changes in ownership on Form 4 and annual reports concerning their ownership on Form 5. Executive officers, directors and greater than 10% stockholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.


         To the best of our knowledge, during the fiscal year ended December 31, 2004, all executive officers, directors and greater than 10% stockholders filed the required reports in a timely manner.


     Audit Committee Financial Expert

         As of December 31, 2004, we had no audit committee financial expert serving on the Board of Directors or an audit committee. We did not believe, at that time, that the addition of such an expert would add anything meaningful to our company. It was also unlikely we would be able to attract an independent financial expert to serve on our Board of Directors at that stage in our development. In order to entice such a director to join our Board of Directors, we would have probably needed to acquire directors' errors and omission liability insurance and provide some form of meaningful compensation to such a director; two things we were unable to afford at that time.


     Audit Committee

         At December 31, 2004, we had not formed an audit committee or adopted an audit committee charter. In lieu of an audit committee, our Board of Directors assumes the responsibilities that would normally be those of an audit committee.


     Code of Ethics

         As of the date of this Annual Statement, we have not adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or any person performing a similar function with us. Our management has been focused on accomplishing a business acquisition. We determined that in order to have a meaningful Code of Ethics, tailored to our new business operations, it would be in our best interest to take the time to carefully consider all of these issues prior to adopting a Code of Ethics. We intend to prepare a Code of Ethics and present it to our new, full Board of Directors after such business acquisition takes place.
Upon adoption of our Code of Ethics, we will post the Code of Ethics on our Internet website. Assuming the consummation of a business acquisition, we will also file a copy of our Code of Ethics as an exhibit to our next annual report and undertake in our next annual report to provide a copy of the Code of Ethics, without charge, to any person who requests a copy.


ITEM 10. EXECUTIVE COMPENSATION

         There was no officer  whose  salary  and bonus for the period  exceeded
$100,000.

                           Summary Compensation Table




                                                                             Long-Term Compensation
                                       Annual Compensation                  Awards             Payouts
                                                        Other      Restricted   Securities
                                                       Annual        Stock       Underlying                 All Other
    Name and                     Salary     Bonus    Compensat-     Award(s)      Options/       LTIP       Compensat-
Principal Position      Year      ($)        ($)       ion ($)        ($)         SARs (#)    Payouts ($)    ion ($)
------------------      ----     ------     -----    ----------    ----------    ----------   -----------  -----------
William Tay (1)         2004    $21,250      -0-         N/A          N/A            N/A          N/A          N/A
                        2003    $85,000      -0-         N/A          N/A            N/A          N/A          N/A
                        2002      -0-        -0-         N/A          N/A            N/A          N/A          N/A

Edwin A. McGusty (2)    2004      -0-        -0-         N/A          N/A            N/A          N/A          N/A
                        2003      N/A        N/A         N/A          N/A            N/A          N/A          N/A
                        2002      N/A        N/A         N/A          N/A            N/A          N/A          N/A

Timothy P. Halter (3)   2004      -0-        -0-         N/A          N/A            N/A          N/A        $60,000
                        2003      N/A        N/A         N/A          N/A            N/A          N/A          N/A
                        2002      N/A        N/A         N/A          N/A            N/A          N/A          N/A

--------------------

(1) Mr. Tay served as our President, CEO, Secretary and Treasurer until June 11, 2004. A portion of the compensation Mr. Tay earned in 2003 was deferred until 2004. In addition, Mr. Tay received 1,275,000 shares valued at $0.05 per share, as part of the referenced 2003 compensation. Furthermore, the compensation Mr. Tay earned in 2004 was paid in 425,000 shares, valued at $0.05 per share.
(2) Mr. McGusty served as our President, Vice President and Secretary from June 11, 2004 until December 15, 2004.
(3) Mr. Halter became our Chief Executive Officer, President, Chief Financial Officer, Chairman of the Board and Secretary on December 15, 2004. Mr. Halter's compensation received in 2004 includes warrants convertible into 1,000,000 shares of our common stock at a price of $0.06 per share, issued by us on December 15, 2004 as consideration for Mr. Halter's agreement to serve as an officer and director of the Company. Mr. Halter may exercise the warrants, in whole or in part, at any time after the issuance of the warrants and prior to the expiration of the warrants on December 15, 2007.

         We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but our Board of Directors may recommend adoption of one or more such programs in the future.


     Compensation of Directors

         Directors were not separately compensated for their services in the year ended December 31, 2004.


     Conflict of Interest - Management's Fiduciary Duties

         Our director and officer is or may become, in his individual capacity, officer, director, controlling stockholder and/or partner of other entities engaged in a variety of businesses. There exist potential conflicts of interest including allocation of time between Donar Enterprises, Inc. and his other business activities.


     Compensation Committee

         We do not have a formal Compensation Committee. Due to the lack of revenues, our lack of payment of any executive compensation and our development stage status, we deemed a Compensation Committee to not be necessary at this time.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of March 18, 2005 relating to the beneficial ownership (as defined by the rules of the Securities and Exchange Commission (the "SEC")) of shares of common stock by (i) each person who owns beneficially more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each of our executive officers for the year ended December 31, 2005, and (iv) all of our executive officers and directors as a group.

                                                            Percentage of Common
            Name(1)                       Number of Shares     Stock Owned(2)
----------------------------------------  ----------------  --------------------

Timothy P. Halter(3)(4).................     8,331,447             81.0%
Officers and Directors as a group
(1 person)..............................
                                             8,331,447             81.0%
Edwin A. McGusty(5).....................     1,320,000             14.2%
--------------------

(1) Unless otherwise indicated, the persons listed above have sole voting and investment powers with respect to all such shares. Under applicable SEC rules, a person is deemed to be the "beneficial owner" of a security with regard to which the person, directly or indirectly, has or shares (a) the voting power, which includes the power to vote or direct the voting of the security, or (b) the investment power, which includes the power to dispose or direct the disposition, of the security, in each case irrespective of the person's economic interest in the security. Under the SEC rules, a person is deemed to beneficially own securities which the person has the right to acquire within 60 days (x) through the exercise of any option or warrant or (y) through the conversion of another security.
(2) Calculations are made in accordance with Rule 13d-3 under the Securities Exchange Act, as amended. In determining the percent of common stock owned by a person (a) the numerator is the number of shares of common stock beneficially owned by the person, including shares the beneficial ownership of which may be acquired within 60 days upon the exercise of options or warrants or conversion of convertible securities, and (b) the denominator is the total of (i) the 9,289,647 shares in the aggregate of common stock outstanding as of March 18, 2005 and (ii) any shares of common stock which the person has the right to acquire within 60 days upon the exercise of options or warrants or conversion of convertible securities. Neither the numerator nor the denominator includes shares which may be issued upon the exercise of any options or warrants or the conversion of any other convertible securities.
(3) Mr. Halter is our sole director and executive officer. The mailing address for Mr. Halter is 12890 Hilltop Road, Argyle, Texas 76226.
(4) Of these shares, 7,331,447 shares are actually held by Halter Financial Group, Inc., a Texas corporation, of which Mr. Halter is the sole stockholder, sole director and President. Includes 1,000,000 shares which are issuable pursuant to a warrant that is exercisable within 60 days of March 18, 2005 and held by Mr. Halter.
(5) The  mailing  address  for Mr.  McGusty is 23110 SR 54 #346,  Lutz,  Florida
33549.

         Securities Authorized for Issuance Under Equity Compensation Plans. Please see Item 5 above.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         During the period ended June 30, 2003, our Board of Directors authorized the issuance of 1,416,667 restricted shares of our $.001 par value common stock to William Tay for his past services rendered aggregating $70,833.33 (or $0.05 per share). These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Act"), for "transactions by an issuer not involving a public offering." Neither we nor any person acting on our behalf offered or sold the securities by means of any form of general solicitation or general advertising. Mr. Tay represented in writing that he acquired the securities for his own account. A legend was placed on the certificates stating that the securities have not been registered under the Act and cannot be sold or otherwise transferred without an effective registration or an applicable exemption.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


         Statements filed as part of this Report:


         1. Financial Statements


         See "Index to Financial Statements" on page F-1 of this Report.


     Exhibits

         The  following  documents  are  filed  as  exhibits  herewith,   unless
otherwise specified, and are incorporated herein by this reference:

         Exhibit
         Number   Description of Exhibit
         -------  --------------------------------------------------------------
         3.1      Certificate of Incorporation of the Registrant,  as filed with the Secretary of State of the State of Delaware. (1)

         3.2      Bylaws of the Registrant. (1)

         21.1     Subsidiaries of the Registrant. None.

         Exhibit
         Number   Description of Exhibit
         -------  --------------------------------------------------------------
         31.1     Statement of Chief  Executive  Officer  Furnished  Pursuant To
                  Section  302 Of The  Sarbanes-Oxley  Act Of  2002,  18  U.S.C.
                  Section 1350.*

         31.2     Statement of Chief  Financial  Officer  Furnished  Pursuant To
                  Section  302 Of The  Sarbanes-Oxley  Act Of  2002,  18  U.S.C.
                  Section 1350.*

         32.1     Statement  of Chief  Executive  Officer  and  Chief  Financial
                  Officer   Furnished   Pursuant   To   Section   906   Of   The
                  Sarbanes-Oxley Act Of 2002, 18 U.S.C. Section 1350.*
-----------------
*        Filed herewith.

(1) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 as filed on March 17, 1999 with the Commission, which is incorporated herein by reference.

(2) Previously filed as an exhibit to the Company's Current Report on Form 8-K as filed on February 22, 2005 with the Commission, which is incorporated herein by reference.


     Reports on Form 8-K


         We filed a Current Report on Form 8-K with the SEC on December 21, 2004 reporting a change in control of the Company; the resignation of Edwin A. McGusty as an officer of the Company and the appointment of Timothy P. Halter as a director and executive officer of the Company; and the issuance of a warrant to Mr. Halter.


         There were no other reports on Form 8-K filed with the SEC during the last quarter of fiscal year ended December 31, 2004.


ITEM 14. Principal Accountant Fees and Services

         Audit Fees. The aggregate fees billed by Mantyla McReynolds LLC for professional services rendered for (i) the review of financial statements included in the Company's Forms 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 and (ii) the audit of the Company's financial statements for the fiscal year ended December 31, 2003 were $3,864. The aggregate fees billed by Stan J.H. Lee, CPA for professional services rendered for the review of financial statements included in the Company's Forms 10-Q for the quarters ended March 31, 2003, June 30, 2003 and September 30, 2003 were $1,000 in the aggregate.

         Audit-Related Fees. There were no fees for assurance and related services by Stan J.H. Lee, CPA or Mantyla McReynolds LLC for the fiscal years ended December 31, 2003 and December 31, 2004.

         Tax Fees. There were no fees for tax compliance, tax advice or tax planning services by Stan J.H. Lee, CPA or Mantyla McReynolds LLC for the fiscal years ended December 31, 2003 and December 31, 2004.

         All Other Fees. There were no other fees for either audit-related or non-audit services billed by Stan J.H. Lee, CPA or Mantyla McReynolds LLC for the fiscal years ended December 31, 2003 and December 31, 2004.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Donar Enterprises, Inc.

Dated: March 31, 2005                      By: /s/ Timothy P. Halter
                                              ----------------------------------
                                              Timothy P. Halter
                                              Director, Chief Executive Officer,
                                              President, Chief Financial
                                              Officer, Chairman of the Board and
                                              Secretary

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Dated:   March 31, 2005                    By: /s/ Timothy P. Halter
                                              ----------------------------------
                                              Timothy P. Halter
                                              Director, Chief Executive Officer,
                                              President, Chief Financial
                                              Officer, Chairman of the Board and
                                              Secretary

                             DONAR ENTERPRISES, INC.
                          (a development stage company)

                                    CONTENTS



                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm
   S. W. Hatfield, CPA                                                       F-2
   Mantyla McReynolds                                                        F-3

Financial Statements
   Balance Sheets
     as of December 31, 2004 and 2003                                        F-4

   Statements of Operations and Comprehensive Income
     for the years ended December 31, 2004 and 2003 and f
     or the period from May 25, 2001 (date of inception)
     through December 31, 2004                                               F-5

   Statement of Changes in Shareholders' Equity (Deficit)
     for the period from May 25, 2001(date of inception)
     through December 31, 2004                                               F-6

   Statements of Cash Flows
     for the years ended December 31, 2004 and 2003 and
     for the period from May 25, 2001 (date of inception)
     through December 31, 2004                                               F-7

   Notes to Financial Statements                                             F-8

                        Letterhead of S. W. Hatfield, CPA
                        ---------------------------------


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------




Board of Directors and Stockholders
Donar Enterprises, Inc.

We have audited the accompanying balance sheet of Donar Enterprises, Inc. (a Delaware corporation and a development stage company) as of December 31, 2004 and the related statements of operations and comprehensive loss, changes in shareholders' equity (deficit) and cash flows for the year ended December 31, 2004 and for the period from May 25, 2001(date of inception) through December 31, 2004, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donar Enterprises, Inc. as of December 31, 2004 and the results of its operations and cash flows for the year ended December 31, 2004 and for the period from May 25, 2001 (date of inception) through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company was not successful in developing it's initial business plan and has abandoned said plan. The Company's existence is dependent upon the support of key officers and/or shareholders to support the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and Management's plans in regard to these matters are also described in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.


                                                        /s/ S. W. Hatfield, CPA
                                                       -------------------------
                                                       S. W. HATFIELD, CPA
Dallas, Texas
March 18, 2005

                        Letterhead of Mantyla McReynolds
                        --------------------------------


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------



Board of Directors and Stockholders
Donar Enterprises, Inc.

We have audited the accompanying balance sheet of Donar Enterprises, Inc. (a Delaware corporation and a development stage company) as of December 31, 2003 and the related statements of operations and comprehensive loss, changes in shareholders' equity (deficit) and cash flows for the year ended December 31, 2003 and for the period from May 25, 2001(date of inception) through December 31, 2003, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Donar Enterprises, Inc. as of December 31, 2003 and the results of its operations and cash flows for the year ended December 31, 2003 and for the period from May 25, 2001 (date of inception) through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has accumulated losses and is still developing its planned operations. These issues raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.


                                                          /s/ Mantyla McReynolds
                                                         -----------------------
                                                         Mantyla McReynolds
March 20, 2004
Salt Lake City, Utah


                             DONAR ENTERPRISES, INC.
                          (a development stage company)
                                 BALANCE SHEETS
                           December 31, 2004 and 2003


                                                        December 31,    December 31,
                                                            2004               2003
                                                        ------------    ------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                             $       --      $     54,194
   Accounts receivable - trade,
     net of allowance for doubtful accounts of $-0-             --               877
                                                        ------------    ------------
     Total current assets                                       --            55,071
                                                        ------------    ------------

Total Assets                                            $       --      $     55,071
                                                        ============    ============


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------
Current Liabilities
   Accounts payable - trade                             $       --      $      1,350
   Advances from officer/shareholder                            --             7,012
   Accrued officer compensation                                 --            63,750
                                                        ------------    ------------
     Total current liabilities                                  --            72,112
                                                        ------------    ------------


Commitments and contingencies

Shareholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     20,000,000 shares authorized
     None issued and outstanding                                --              --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     9,289,647 and 7,122,667 shares
       issued and outstanding, respectively                    9,290           7,123
   Additional paid-in capital                                469,562         349,010
   Deficit accumulated during the development stage         (478,852)       (373,174)
                                                        ------------    ------------

     Total Shareholders' Equity (Deficit)                       --           (17,041)
                                                        ------------    ------------

Total Liabilities and Shareholders' Equity              $       --      $     55,071
                                                        ============    ============







   The accompanying notes are an integral part of these financial statements.
                                                                             F-4


                             DONAR ENTERPRISES, INC.
                          (a development stage company)
                 STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS
                   Years ended December 31, 2004 and 2003 and
     Period from May 25, 2001 (date of inception) through December 31, 2004


                                                                                Period from
                                                                                May 25, 2001
                                                                             (date of inception)
                                            Year ended         Year ended          through
                                           December 31,       December 31,       December 31,
                                               2004               2003               2004
                                         ---------------    ---------------    ---------------

Revenues                                 $         3,525    $        14,067    $        24,778
                                         ---------------    ---------------    ---------------

Operating expenses
   General and administrative costs              109,285            149,153            504,032
                                         ---------------    ---------------    ---------------

Loss from Operations                            (105,760)          (135,086)          (479,254)

Other Income (Expense)
   Interest income                                    82                238                402
                                         ---------------    ---------------    ---------------

Loss before provision for income taxes          (105,678)          (134,848)          (478,852)

Provision for Income Taxes                          --                 --                 --
                                         ---------------    ---------------    ---------------

Net Loss                                        (105,678)          (134,848)          (478,852)

Other comprehensive income                          --                 --                 --
                                         ---------------    ---------------    ---------------

Comprehensive Loss                       $      (105,678)   $      (134,848)   $      (478,852)
                                         ===============    ===============    ===============


Net loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss
   - basic and fully diluted             $         (0.01)   $         (0.02)   $         (0.08)
                                         ===============    ===============    ===============

Weighted-average number of shares
   of common stock outstanding -
   basic and fully diluted                     8,864,217          6,361,202          6,192,296
                                         ===============    ===============    ===============


   The accompanying notes are an integral part of these financial statements.
                                                                             F-5


                             DONAR ENTERPRISES, INC.
                          (a development stage company)
             STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
     Period from May 25, 2001 (date of inception) through December 31, 2004



                                                                                 Deficit
                                                                               accumulated
                                            Common Stock          Additional    during the
                                     -------------------------     paid-in     development
                                        Shares        Amount       capital        stage          Total
                                     -----------   -----------   -----------   -----------    -----------
Shares issued to founder
   at inception for
   organizational costs
   and services at $0.05
   per share                           4,750,000   $     4,750   $   232,750   $      --      $   237,500
Net loss for the period                     --            --            --        (145,316)      (145,316)
                                     -----------   -----------   -----------   -----------    -----------

Balances at
   December 31, 2001                   4,750,000         4,750       232,750      (145,316)        92,184
Sale of common stock pursuant
   to Registration Statement on
   Form SB-2 at $0.05 per share          656,000           656        32,144          --           32,800
Net loss for the year                       --            --            --         (93,010)       (93,010)
                                     -----------   -----------   -----------   -----------    -----------

Balances at
   December 31, 2002                   5,406,000         5,406       264,894      (238,326)        31,974
Common stock issued pursuant
   for services at $0.05 per share     1,616,667         1,617        79,216          --           80,833
Sale of common stock pursuant
   to Registration Statement on
   Form SB-2 at $0.05 per share          100,000           100         4,900          --            5,000
Net loss for the year                       --            --            --        (134,848)      (134,848)
                                     -----------   -----------   -----------   -----------    -----------

Balances at
   December 31, 2003                   7,122,667         7,123       349,010      (373,174)       (17,041)
Common stock issued pursuant
   to private placements for:
     Services at $0.05 per share         320,800           321        15,719          --           16,040
     Settlement of accrued
     officers compensation
     and repayment of
     advances from officer
     at $0.05 per share                1,846,180         1,846        90,463          --           92,309
Capital contributed to
   support operations                       --            --          14,370          --           14,370
Net loss for the year                       --            --            --        (105,678)      (105,678)
                                     -----------   -----------   -----------   -----------    -----------

Balances at
   December 31, 2004                   9,289,647   $     9,290   $   469,562   $  (478,852)   $      --
                                     ===========   ===========   ===========   ===========    ===========



   The accompanying notes are an integral part of these financial statements.
                                                                             F-6


                             DONAR ENTERPRISES, INC.
                          (a development stage company)
                            STATEMENTS OF CASH FLOWS
                   Years ended December 31, 2004 and 2003 and
     Period from May 21, 2001 (date of inception) through December 31, 2004


                                                                                            Period from
                                                                                           May 21, 2001
                                                                                        (date of inception)
                                                       Year ended         Year ended          through
                                                      December 31,       December 31,       December 31,
                                                          2004               2003               2004
                                                    ---------------    ---------------    ---------------
Cash Flows from Operating Activities
   Net loss for the period                          $      (105,678)   $      (134,848)   $      (478,852)
   Adjustments to reconcile net loss
     to net cash provided by operating activities
       Depreciation and amortization                           --                 --                 --
       Common stock issued for
         Operating expenses                                     297               --                  297
         Services                                            16,040             80,833            334,373
         Salaries, wages and bonuses                         21,250               --               86,350
       (Increase) Decrease in
         Accounts receivable                                    877               (526)              --
       Increase (Decrease) in
         Accounts payable and accrued liabilities              --                 (511)              --
         Accrued officers compensation                         --               63,750               --
                                                    ---------------    ---------------    ---------------

Net cash used in operating activities                       (67,214)             8,698            (57,832)
                                                    ---------------    ---------------    ---------------


Cash Flows from Investing Activities                           --                 --                 --
                                                    ---------------    ---------------    ---------------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                          --                5,000             37,800
   Advances from officer/shareholder                           --                1,414              7,012
   Cash contributed to support operations                    13,020               --               13,020
                                                    ---------------    ---------------    ---------------
Net cash provided  by financing activities                   13,020              6,414             57,832
                                                    ---------------    ---------------    ---------------

Increase (Decrease) in Cash                                 (54,194)            15,112               --

Cash at beginning of period                                  54,194             39,082               --
                                                    ---------------    ---------------    ---------------

Cash at end of period                               $          --      $        54,194    $          --
                                                    ===============    ===============    ===============


   The accompanying notes are an integral part of these financial statements.
                                                                             F-7

                             DONAR ENTERPRISES, INC.
                          (a development stage company)

                          NOTES TO FINANCIAL STATEMENTS


Note A - Organization and Description of Business

Donar Enterprises, Inc. (Company) was incorporated on May 21, 2001 in accordance with the Laws of the State of Delaware.

The Company's initial business plan was to provide the conversion and filing of various documents prepared in accordance with either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, for small to mid-sized public companies with the U.S. Securities and Exchange Commission
(SEC) electronically through EDGAR, the Commission's Electronic Data Gathering, Analysis, and Retrieval system. The Company has never been affiliated with the U.S. Securities and Exchange Commission in any manner.

On February 27, 2002, the Company's Registration Statement on Form SB-2 (SEC File No. 333-68702), registering 2,000,000 shares to be sold at a price of $0.05 per share, was declared effective. Between July and December 2002, the Company sold an aggregate 656,000 shares of stock under this Registration Statement.

The Company has been in the development stage since its formation and has been unable to become profitable within any segment of its initial business plan.

In June 2004 and December 2004, respectively, the Company experienced separate changes in control and abandoned its business plan related to providing electronic filing services for small to mid-sized public companies and began a search to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.


Note B - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented


Note C - Going Concern Uncertainty

Donar Enterprises, Inc. (Company) was originally incorporated in 2001 for the purpose of providing the conversion and filing of various documents prepared in accordance with either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, for small to mid-sized public companies with the U.S. Securities and Exchange Commission (SEC) electronically through EDGAR, the Commission's Electronic Data Gathering, Analysis, and Retrieval system. The Company has never been affiliated with the U.S. Securities and Exchange Commission in any manner.

                             DONAR ENTERPRISES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note C - Going Concern Uncertainty - Continued

Concurrent with a July 2004 change in control, all business operations were abandoned. The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method. The Company has had no operations, assets or liabilities since the July 2004 change in control transaction.

The Company has been in the development stage since its formation and has been unable to become profitable within any segment of its initial business plan.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company anticipates future sales of equity securities to facilitate either the consummation of a business combination transaction or to raise working capital to support and preserve the integrity of the corporate entity. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.


Note D - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                             DONAR ENTERPRISES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note D - Summary of Significant Accounting Policies - Continued

2.   Income Taxes - continued
     ------------

     As of December 31, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants).

     Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income
     (loss) position at the calculation date.

     At December 31, 2004 and 2003, and subsequent thereto, the Company had no outstanding common stock equivalents.


Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


Note F - Loans from Shareholder/Officer

AS of December 31, 2003, the Company and it's then-controlling shareholder, William Tay, agreed that additional funds may be necessary in the future to support the corporate entity. As of December 31, 2004, Mr. Tay had advanced an aggregate approximate $7,012. This amount was repaid in an April 2004 transaction with the issuance of an aggregate 1,846,180 shares of restricted, unregistered common stock.

                             DONAR ENTERPRISES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note G - Income Taxes

The components of income tax (benefit) expense for each of the years ended December 31, 2004 and 2003, are as follows:

                                                      Year ended     Year ended
                                                     December 31,   December 31,
                                                         2004           2003
                                                     ------------   ------------
     Federal:
       Current                                       $       --     $       --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
     State:
       Current                                               --             --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
       Total                                         $       --     $       --
                                                     ============   ============

As a result of the July 2004 and December 2004 changes in control the Company has a nominal net operating loss carryforward for income tax purposes. The amount and availability of any net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the years ended December 31, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:


                                                             Year ended      Year ended
                                                            December 31,    December 31,
                                                                2004            2003
                                                            ------------    ------------
Statutory rate applied to income before income taxes        $    (35,900)   $    (45,800)
Increase (decrease) in income taxes resulting from:
     State income taxes                                             --              --
     Other, including reserve for deferred tax asset
       and application of net operating loss carryforward         35,900          45,800
                                                            ------------    ------------

         Income tax expense                                 $       --      $       --
                                                            ============    ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax basis of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2004 and 2003, respectively:

                                                    December 31,   December 31,
                                                        2004           2003
                                                    ------------   ------------
     Deferred tax assets
       Net operating loss carryforwards             $       --     $    126,900
       Less valuation allowance                             --         (126,900)
                                                    ------------   ------------

       Net Deferred Tax Asset                       $       --     $       --
                                                    ============   ============

                             DONAR ENTERPRISES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note G - Income Taxes  - Continued

During the years ended December 31, 2004 and 2003, the reserve for the deferred current tax asset increased (decreased) by approximately $(126,900) and $46,300, respectively.


Note H - Common Stock Transactions

On February 21, 2005, by written consent in lieu of meeting, stockholders representing 78.9% of the issued and outstanding shares of our common stock approved a recommendation of our Board of Directors to effect a one share for ten shares reverse stock split of our common stock, par value $.001 per share, with all fractional shares rounded down to the nearest whole share. The reverse split is anticipated to become effective on or about April 15, 2005, unless the Board of Directors elects not to effect the split. As a result of the reverse split, it is anticipated that the total number of issued and outstanding shares of our common stock will decrease from 9,289,647 shares to 928,964 shares. The effect of this action will be reflected in the Company's financial statements as of the first day of the first period presented upon the effective date of the action.

On May 25, 2001, In connection with the Company's formation and organization, our then-President, William Tay, was issued 4,750,000 shares of restricted, unregistered common stock as consideration for various organizational expenses and for his first year of executive services.

On February 27, 2002, the Company's Registration Statement on Form SB-2 (SEC File No. 333-68702), registering 2,000,000 shares to be sold at a price of $0.05 per share, was declared effective. Between July and December 2002, the Company sold an aggregate 656,000 shares of stock under this Registration Statement.

On January 3, 2003, the Company issued an aggregate of 200,000 restricted shares of common stock to U.S. Capital Partners, Inc., a financial services company that provides investment banking and brokerage services, as compensation for financial services to be provided by U.S. Capital Partners, Inc. to the Company. The Company estimated the value of these services at $10,000. The issuance was accomplished in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and is subject to the resale provisions of Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144. Certificates representing the shares bear such a legend.

On June 27, 2003, the Company's Board of Directors authorized the issuance of 1,416,667 restricted, unregistered shares of common stock to William Tay for his past services rendered aggregating $70,833.33 (or $0.05 per share). These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

In February 2003, the Company sold an aggregate 100,000 shares of common stock, pursuant to the Registration Statement on Form SB-2, for cash proceeds of approximately $5,000.

On March 10, 2004, the Company issued 320,800 shares of restricted, unregistered common stock to Michael Tay, son of then-President and controlling shareholder, William Tay, as compensation for various services provided to the Company. This transaction was valued at approximately $16,040 (or $0.05 per share). The Company relied upon the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended, for this transaction.

On April 22, 2004, the Company issued an aggregate 1,846,180 shares of common stock to William Tay as consideration of approximately $85,000 in accrued, but unpaid, officer compensation, reimbursement of trade accounts payable paid by Mr. Tay on behalf of the Company and in repayment of approximately $7,000 in unsecured advances made to the Company for working capital. The Company relied upon the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended, for this transaction.

                             DONAR ENTERPRISES, INC.
                          (a development stage company)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


Note I - Stock Warrant

As a result of the December 15, 2004 change in control and in consideration for agreeing to serve as an officer and director of the Company, Timothy P. Halter was granted a stock warrant to purchase up to 1,000,000 pre-reverse split shares of the Company's restricted, unregistered common stock at an effective price of $0.06 per share, in reliance upon the exemption from registration set forth in
Section 4(2) of the Securities Act of 1933, as amended. Mr. Halter may exercise the warrants, in whole or in part, at any time after the issuance of the warrants and prior to the expiration of the warrants on December 15, 2007. Due to the uncertainty related to the ultimate exercise for purchase of any shares covered by this warrant, the Company did not assign any compensation expense upon the issuance of this warrant.

The following table presents warrant activity through December 31, 2004:

                                                                  Weighted
                                                                  Average
                                                   Number of     Exercise
                                                    Shares         Price
                                                  ---------      ---------
     Balance at December 31, 2003                      --             --
       Issued                                     1,000,000          $0.06
       Exercised                                      - -
                                                  ---------

     Balance at December 31, 2004                 1,000,000
                                                  =========


Note J - Commitment

In March 2003, the Company executed an employment agreement with its then-President and majority stockholder, William Tay. This agreement, which originally was scheduled to expire January 1, 2006, required the payment of an annual base compensation of $85,000 and various fringe benefits (as defined in the agreement). Concurrent with the July 2004 change in control, this Agreement was cancelled and the Company has no further performance requirements.