Form 10QSB
period 2005-03-31
DONAR ENTERPRISES INC
filed 2005-05-10
CIK 1141590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange
-------  Act of 1934


                  For the quarterly period ended March 31, 2005

         Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934


     For the transition period from ______________ to _____________

--------------------------------------------------------------------------------

                        Commission File Number: 000-49649
                                                ---------

                             Donar Enterprises, Inc.
        (Exact name of small business issuer as specified in its charter)

       Delaware                                                23-3083371
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

                      12890 Hilltop Road, Argyle, TX 76226
                      ------------------------------------
                    (Address of principal executive offices)

                                 (972) 233-0300
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: May 4, 2005: 928,964

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                             Donar Enterprises, Inc.

                Form 10-QSB for the Quarter ended March 31, 2005

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

   Item 1  Financial Statements                                               3

   Item 2  Management's Discussion and Analysis or Plan of Operation         12

   Item 3  Controls and Procedures                                           14


Part II - Other Information

   Item 1  Legal Proceedings                                                 15

   Item 2  Unregistered Sales of Equity Securities and Use of Proceeds       15

   Item 3  Defaults Upon Senior Securities                                   15

   Item 4  Submission of Matters to a Vote of Security Holders               15

   Item 5  Other Information                                                 15

   Item 6  Exhibits                                                          15


Signatures                                                                   15

Part 1
Item 1 - Financial Statements

                             Donar Enterprises, Inc.
                          (a development stage company)
                                 Balance Sheets
                             March 31, 2005 and 2004

                                   (Unaudited)

                                                         March 31,    March 31,
                                                           2005         2004
                                                         ---------    ---------

                                     ASSETS
Current Assets
   Cash on hand and in bank                              $    --      $  55,009
   Accounts receivable - trade,
     net of allowance for doubtful accounts of $-0-           --          2,385
                                                         ---------    ---------

     Total current assets                                     --         57,394
                                                         ---------    ---------

Total Assets                                             $    --      $  57,394
                                                         =========    =========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable - trade                              $    --      $   1,350
   Advances from officer/shareholder                        23,268        7,309
   Accrued officer compensation                               --         85,000
                                                         ---------    ---------
     Total current liabilities                              23,268       93,659
                                                         ---------    ---------


Commitments and contingencies

Stockholders' Equity (Deficit)
   Preferred stock - $0.001 par value
     20,000,000 shares authorized
     None issued and outstanding                              --           --
   Common stock - $0.001 par value
     100,000,000 shares authorized
     928,964 and 570,600 shares
       issued and outstanding, respectively                    929          571
   Additional paid-in capital                              477,923      371,602
   Deficit accumulated during the development stage       (502,120)    (408,438)
                                                         ---------    ---------

     Total Stockholders' Equity (Deficit)                  (23,268)     (36,265)
                                                         ---------    ---------

Total Liabilities and Stockholders' Equity               $    --      $  57,394
                                                         =========    =========






   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.
                                                                               3


                             Donar Enterprises, Inc.
                          (a development stage company)
                 Statements of Operations and Comprehensive Loss
                 Three months ended March 31, 2005 and 2004 and
       Period from May 25, 2001 (date of inception) through March 31, 2005

                                   (Unaudited)

                                                                                           Period from
                                                                                           May 25, 2001
                                             Three months           Three months       (date of inception)
                                                 ended                  ended                through
                                            March 31, 2005         March 31, 2004         March 31, 2005
                                         -------------------    -------------------    -------------------

Revenues                                 $              --      $             2,385    $            24,778
                                         -------------------    -------------------    -------------------

Operating expenses
   General and administrative costs                   23,268                 37,697                527,300
                                         -------------------    -------------------    -------------------

Loss from Operations                                 (23,268)               (35,312)              (502,522)

Other Income (Expense)
   Interest income                                      --                       48                    402
                                         -------------------    -------------------    -------------------

Loss before provision for income taxes               (23,268)               (35,264)              (502,120)

Provision for Income Taxes                              --                     --                     --
                                         -------------------    -------------------    -------------------

Net Loss                                             (23,268)               (35,264)              (502,120)

Other comprehensive income                              --                     --                     --
                                         -------------------    -------------------    -------------------

Comprehensive Loss                       $           (23,268)   $           (35,264)   $          (502,120)
                                         ===================    ===================    ===================


Net loss per weighted-average share
   of common stock outstanding,
   computed on Net Loss
   - basic and fully diluted             $             (0.03)   $             (0.05)   $             (0.79)
                                         ===================    ===================    ===================

Weighted-average number of shares
   of common stock outstanding -
   basic and fully diluted                           928,964                722,960                639,056
                                         ===================    ===================    ===================








   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.
                                                                               4


                             Donar Enterprises, Inc.
                          (a development stage company)
                            Statements of Cash Flows
                 Three months ended March 31, 2005 and 2004 and
       Period from May 25, 2001 (date of inception) through March 31, 2005

                                   (Unaudited)

                                                                                                  Period from
                                                                                                  May 25, 2001
                                                     Three months           Three months       (date of inception)
                                                         ended                  ended                through
                                                    March 31, 2005         March 31, 2004         March 31, 2005
                                                 -------------------    -------------------    -------------------
Cash Flows from Operating Activities
   Net loss for the period                       $           (23,268)   $           (35,264)   $          (502,120)
   Adjustments to reconcile net loss
     to net cash provided by
     operating activities
       Depreciation and amortization                            --                     --                     --
       Common stock issued for
         Services                                               --                   16,040                334,373
         Salaries, wages and bonuses                            --                     --                   86,350
         Operating expenses                                     --                     --                      297
       (Increase) Decrease in
         Accounts receivable - trade                            --                   (1,508)                  --
       Increase (Decrease) in
         Accounts payable                                       --                     --                     --
         Other accrued liabilities                              --                     --                     --
         Accrued officers compensation                          --                   21,250                   --
                                                 -------------------    -------------------    -------------------

   Net cash used in operating activities                     (23,268)                   518                (81,100)
                                                 -------------------    -------------------    -------------------


Cash Flows from Investing Activities                            --                     --                     --
                                                 -------------------    -------------------    -------------------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                           --                     --                   37,800
   Cash contributed to support operations                       --                     --                   13,020
   Advances from shareholder/officer                          23,268                    297                 30,280
                                                 -------------------    -------------------    -------------------

     Net cash provided by financing activities                23,268                    297                 81,100
                                                 -------------------    -------------------    -------------------

Increase in Cash                                                --                      815                   --

Cash at beginning of period                                     --                   54,194                   --
                                                 -------------------    -------------------    -------------------

Cash at end of period                            $              --      $            55,009    $              --
                                                 ===================    ===================    ===================

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid during the period             $              --      $              --      $              --
                                                 ===================    ===================    ===================
     Income taxes paid during the period         $              --      $              --      $              --
                                                 ===================    ===================    ===================







   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.
                                                                               5

                             Donar Enterprises, Inc.
                          (a development stage company)

                          Notes to Financial Statements


NOTE A - Organization and Description of Business

Donar Enterprises, Inc. (Company) was incorporated on May 25, 2001 in accordance with the Laws of the State of Delaware.

The Company's initial business plan was to provide the conversion and filing of various documents prepared in accordance with either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, for small to mid-sized public companies with the U.S. Securities and Exchange Commission
(SEC) electronically through EDGAR, the SEC's Electronic Data Gathering, Analysis, and Retrieval system. The Company has never been affiliated with the SEC in any manner.

On February 27, 2002, the Company's Registration Statement on Form SB-2 (SEC File No. 333-68702), registering 2,000,000 pre-reverse split shares to be sold at a price of $0.05 per share, was declared effective. Between July and December 2002, the Company sold an aggregate 656,000 pre-reverse split shares of stock under this Registration Statement.

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

Donar Enterprises, Inc. (Company) was originally incorporated in 2001 for the purpose of providing the conversion and filing of various documents prepared in accordance with either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, for small to mid-sized public companies with the SEC electronically through EDGAR, the SEC's Electronic Data Gathering, Analysis, and Retrieval system. The Company has never been affiliated with the SEC in any manner.

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

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach its goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.


Note D - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income Taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

                             Donar Enterprises, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note D - Summary of Significant Accounting Policies - Continued

2.   Income Taxes - continued
     ------------

     As of March 31, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At March 31,  2005,  and  subsequent  thereto,  the  Company's  issued  and outstanding warrants, options and convertible debt are considered antidilutive due to the Company's net operating loss position. At March 31, 2004, the Company's had no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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


Note F - Loans from Shareholder/Officer

As of December 31, 2003, the Company and it's then-controlling shareholder, William Tay, agreed that additional funds may be necessary in the future to support the corporate entity. As of April 22, 2004, Mr. Tay was owed approximately$7,012, which was repaid on April 22, 2004 as a component of the issuance of an aggregate 1,846,180 shares of restricted, unregistered common stock.

                             Donar Enterprises, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note F - Advances from Shareholder - Continued

During the first quarter of 2005, the Company's controlling shareholder, Timothy
P. Halter, advanced the Company approximately $23,000 to support operations and provide working capital. These advances are due upon demand and are non-interest bearing.


Note G - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended March 31, 2005 and 2004 and for the period from May 25, 2001 (date of inception) through March 31, 2005:

                                                               Period from
                                                                 May 25, 2001
                     Three months          Three months      (date of inception)
                         ended                 ended                through
                    March 31, 2005        March 31, 2004        March 31, 2005
                 -------------------   -------------------   -------------------
  Federal:
    Current      $              --     $              --     $              --
    Deferred                    --                    --                    --
                 -------------------   -------------------   -------------------
                                --                    --                    --
                 -------------------   -------------------   -------------------
  State:
    Current                     --                    --                    --
    Deferred                    --                    --                    --
                 -------------------   -------------------   -------------------
                                --                    --                    --
                 -------------------   -------------------   -------------------

Total            $              --     $              --     $              --
                 ===================   ===================   ===================

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

The Company's income tax expense (benefit) for each of the three month periods ended March 31, 2005 and 2004 and for the period from May 25, 2001 (date of inception) through March 31, 2005:

                                                                                                       Period from
                                                                                                        May 25, 2001
                                                          Three months           Three months       (date of inception)
                                                              ended                  ended                through
                                                         March 31, 2005         March 31, 2004         March 31, 2005
                                                      -------------------    -------------------    -------------------
Statutory rate applied to
   income before income taxes                         $            (7,900)   $           (12,000)   $          (171,000)
Increase (decrease) in income taxes resulting from:
     State income taxes                                              --                     --                     --
     Other, including reserve for deferred tax
     asset and application of net operating loss
     carryforward                                                   7,900                 12,000                171,000
                                                      -------------------    -------------------    -------------------

         Income tax expense                           $              --      $              --      $              --
                                                      ===================    ===================    ===================

                             Donar Enterprises, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note G - Income Taxes  - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax basis of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2005 and 2004, respectively:

                                                        March 31,    March 31,
                                                           2005         2004
                                                        ---------    ---------
     Deferred tax assets
       Net operating loss carryforwards                 $   7,900    $ 139,000
       Less valuation allowance                            (7,900)    (139,000)
                                                        ---------    ---------

       Net Deferred Tax Asset                           $    --      $    --
                                                        =========    =========

During  each of the three  month  periods  ended  March 31,  2005 and 2004,  the
reserve  for  the  deferred   current  tax  asset   increased   (decreased)   by
approximately $7,900 and $12,000, respectively.


Note H - Common Stock Transactions

On February 21, 2005, by written consent in lieu of meeting, stockholders representing 78.9% of the issued and outstanding shares of our common stock approved a recommendation of our Board of Directors to effect a one share for ten shares reverse stock split of our common stock, par value $.001 per share, with all fractional shares rounded down to the nearest whole share. The reverse split became effective on April 15, 2005. As a result of the reverse split, the total number of issued and outstanding shares of our common stock decreased from 9,289,647 shares to 928,964 shares, after giving effect to rounding for fractional shares. In the reverse split calculation, all fractional shares were rounded down to the nearest whole share. Holders of less than ten shares, prior to the reverse split, shall receive $0.30 per share as compensation. The effect of this action is reflected in the Company's financial statements as of the first day of the first period.

In conjunction with the above discussed reverse stock split, all share references in the following paragraphs reflect the post-April 15, 2005 reverse split action.

On May 25, 2001, in connection with the Company's formation and organization, our the Company's then- President, William Tay, was issued 475,000 shares of restricted, unregistered common stock as consideration for various organizational expenses and for his first year of executive services.

On February 27, 2002, the Company's Registration Statement on Form SB-2 (SEC File No. 333-68702), registering 200,000 shares to be sold at a post-reverse split effective price of $0.50 per share, was declared effective. Between July and December 2002, the Company sold an aggregate 65,600 shares of stock under this Registration Statement.

On January 3, 2003, the Company issued an aggregate of 20,000 restricted shares of common stock to U.S. Capital Partners, Inc., a financial services company that provides investment banking and brokerage services, as compensation for financial services to be provided by U.S. Capital Partners, Inc. to the Company. The Company estimated the value of these services at $10,000. The issuance was accomplished in reliance upon Section 4(2) of the Securities Act of 1933, as amended, and is subject to the resale provisions of Rule 144 and may not be sold or transferred without registration except in accordance with Rule 144. Certificates representing the shares bear such a legend.

On June 27, 2003, the Company's Board of Directors authorized the issuance of 141,666 restricted, unregistered shares of common stock to William Tay for his past services rendered aggregating $70,833.33 (or $0.50 per post- reverse split share). These securities were sold under the exemptions from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

                             Donar Enterprises, Inc.
                          (a development stage company)

                    Notes to Financial Statements - Continued


Note H - Common Stock Transactions - Continued

In February 2003, the Company sold an aggregate 10,000 shares of common stock, pursuant to the Registration Statement on Form SB-2, for cash proceeds of approximately $5,000.

On March 10, 2004, the Company issued 32,080 shares of restricted, unregistered common stock to Michael Tay, son of then-President and controlling shareholder, William Tay, as compensation for various services provided to the Company. This transaction was valued at approximately $16,040 (or $0.50 per reverse split share). The Company relied upon the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended, for this transaction.

On April 22, 2004, the Company issued an aggregate 184,618 shares of common stock to William Tay as consideration of approximately $85,000 in accrued, but unpaid, officer compensation, reimbursement of trade accounts payable paid by Mr. Tay on behalf of the Company and in repayment of approximately $7,000 in unsecured advances made to the Company for working capital. The Company relied upon the exemptions provided by Section 4(2) of the Securities Act of 1933, as amended, for this transaction.


Note I - Stock Warrant

As a result of the December 15, 2004 change in control and in consideration for agreeing to serve as an officer and director of the Company, Timothy P. Halter was granted a stock warrant to purchase up to 100,000 post-reverse split shares of the Company's restricted, unregistered common stock at an effective price of $0.60 per share, in reliance upon the exemption from registration set forth in
Section 4(2) of the Securities Act of 1933, as amended. Mr. Halter may exercise the warrants, in whole or in part, at any time after the issuance of the warrants and prior to the expiration of the warrants on December 15, 2007. Due to the uncertainty related to the ultimate exercise for purchase of any shares covered by this warrant, the Company did not assign any compensation expense upon the issuance of this warrant.

The following table presents warrant activity through March 31, 2005:

                                                                     Weighted
                                                                      Average
                                                  Number of          Exercise
                                                    Shares             Price
                                                  ---------          ---------
    Balance at December 31, 2003                       --                 --
      Issued                                      1,000,000            $0.06
      Effect of April 15, 2005 reverse split       (900,000)           $0.54
      Exercised                                        --
                                                  ---------
    Balance at December 31, 2004                    100,000            $0.60
      Issued                                           --
      Exercised                                        --
                                                  ---------
    Balance at March 31, 2005                       100,000            $0.60
                                                  =========            =====


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

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)  General

Donar Enterprises, Inc. (Company) was incorporated on May 21, 2001 in accordance with the Laws of the State of Delaware.

The Company's initial business plan was to provide the conversion and filing of various documents prepared in accordance with either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, for small to mid-sized public companies with the U.S. Securities and Exchange Commission
(SEC) electronically through EDGAR, the SEC's Electronic Data Gathering, Analysis, and Retrieval system. The Company has never been affiliated with the SEC in any manner.

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

(3)  Results of Operations

The Company had no revenue for the three month period ended March 31, 2005. During the three month period ended March 31, 2004, the Company realized revenues of approximately $2,400 for services provided to the former business activity of providing EDGAR filing services for other third-party companies filing reports with the Securities Exchange Act of 1934, as amended. ('34 Act).

General and administrative expenses for the three month periods ended March 31, 2005 were approximately $23,000 and $38,000, respectively. These costs relate to the maintenance of the Company and compliance with the filing requirements of the '34 Act. Earnings per share for the respective three month periods ended March 31, 2005 and 2004, on the adjusted post-reverse split weighted-average shares issued and outstanding, was approximately $(0.03) and $(0.05), respectively.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 2005 and 2004, respectively, the Company had working capital of approximately $(23,288) and $(36,265), respectively.

It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for working capital may change dramatically as a result of any business acquisition or combination transaction. There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Plan of Business

General

The Company intends to locate and combine with an existing, privately-held company which is profitable or, in management's view, has growth potential, irrespective of the industry in which it is engaged. However, the Company does not intend to combine with a private company which may be deemed to be an investment company subject to the Investment Company Act of 1940. A combination may be structured as a merger, consolidation, exchange of the Company's common stock for stock or assets or any other form which will result in the combined enterprise's becoming a publicly-held corporation.

Pending negotiation and consummation of a combination, the Company anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should the Company incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as are incurred.

If the Company's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, the Company's common stock will become worthless and holders of the Company's common stock will receive a nominal distribution, if any, upon the Company's liquidation and dissolution.

Combination Suitability Standards

In its pursuit for a combination partner, the Company's management intends to consider only combination candidates which are profitable or, in management's view, have growth potential. The Company's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate which does not furnish the Company with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. The Company will, if necessary funds are available, engage attorneys and/or accountants in its efforts to investigate a combination candidate and to consummate a business combination. The Company may require payment of fees by such combination candidate to fund the investigation of such candidate. In the event such a combination candidate is engaged in a high technology business, the Company may also obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. The Company's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that the Company will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent the Company is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be enhanced. Furthermore, to the knowledge of the Company's officers and directors, neither the candidate nor any of its directors, executive officers, principal shareholders or general partners:

     (1) will not have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     (2) will not have been subject to a temporary or permanent injunction or restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     (3) will not have been a defendant in a civil action which resulted in a final judgement against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

The Company's officers and directors will make these determinations by asking pertinent questions of the management of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination proceedings. However, the officers and directors of the Company will not generally take other steps to verify independently information obtained in this manner which is favorable. Unless something comes to their attention which puts them on notice of a possible disqualification which is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

(4)  Liquidity and Capital Resources

During the first quarter of 2005, the Company's controlling stockholder, Timothy
P. Halter, advanced the Company approximately $23,000 to support operations and provide working capital. These advances are due upon demand and are non-interest bearing.

It is the belief of management and significant stockholders that sufficient working capital necessary to support and preserve the integrity of the corporate entity will be present. However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company has no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to the Company to allow it to cover the expenses related to such activities.

Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 - Defaults on Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

On February 21, 2005, by written consent in lieu of meeting, stockholders representing 78.9% of the issued and outstanding shares of our common stock approved a recommendation of our Board of Directors to effect a one share for ten shares reverse stock split of our common stock, par value $.001 per share, with all fractional shares rounded down to the nearest whole share. The reverse split became effective on April 15, 2005. As a result of the reverse split, the total number of issued and outstanding shares of our common stock decreased from 9,289,647 shares to 928,964 shares, after giving effect to rounding for fractional shares. In the reverse split calculation, all fractional shares were rounded down to the nearest whole share. Holders of less than ten shares, prior to the reverse split, shall receive $0.30 per share as compensation. The effect of this action is reflected in the Company's financial statements as of the first day of the first period.

Item 5 - Other Information

See Item 4.

Item 6 - Exhibits

     31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
     32.1 Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Donar Enterprises, Inc.

Dated: May 9, 2005                                   /s/ Timothy P. Halter
       -----------                          ------------------------------------
                                                               Timothy P. Halter
                                              President, Chief Executive Officer
                                            Chief Financial Officer and Director