Form 10QSB
period 2005-06-30
DONAR ENTERPRISES INC
filed 2005-08-19
CIK 1141590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the period ended: June 30, 2005

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from __________ to __________

                         Commission File Number: 0-49649
                                                 -------

                          PLAYLOGIC ENTERTAINMENT, INC.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                                             23-3083371
            ---------                                            ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

Concertgebouwplein 13, 1071 LL Amsterdam, The Netherlands         1071 LL
        (Address of principal executive offices)                 (Zip Code)



                              (011) 31-20-676-0304
                           (Issuer's telephone number)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. X  Yes    No
                                                                  ---     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.    Yes    No
                                             ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Class                           Outstanding at August 19, 2005
                  -----                           ------------------------------
Common Stock, par value $.001 per share                  23,063,994 shares

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

                          PLAYLOGIC ENTERTAINMENT, INC.
                                   FORM 10-QSB
                                    CONTENTS

PART I -- FINANCIAL INFORMATION                                         Page No.
                                                                        --------

   Item 1.  Financial Statements                                            3

            Consolidated Balance Sheets at June 30, 2005 (unaudited)        3

            Consolidated Statements of Operations and
            Comprehensive Income (unaudited) for the six months
            ended June 30, 2005 and June 30, 2004 and for three
            months ended June 30, 2005 and 2004                             4

            Consolidated  Statements of Cash Flows  (unaudited)  for the
            six months ended June 30, 2005 and 2004                         5

            Notes to Consolidated Financial Statements                      6

   Item 2.  Management's Discussion and Analysis                            15

   Item 3.  Controls and Procedures                                         21

PART II -- OTHER INFORMATION                                                22

   Item 1.  Legal Proceedings                                               22

   Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     22

   Item 3.  Defaults Upon Senior Securities                                 22

   Item 4.  Submission of Matters to a Vote of Security Holders             22

   Item 5.  Other Information                                               22

   Item 6.  Exhibits                                                        22

   Signatures                                                               23

   Exhibit Index                                                            24


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                 Playlogic Entertainment, Inc. and Subsidiaries
                                 Balance Sheets
                                  June 30, 2005
                                   (Unaudited)

                                                                    June 30, 2005
                                                                    -------------
                                     ASSETS
                                     ------
Current Assets
    Cash on hand and in bank                                        $     144,031
    Accounts Receivable
       Trade, net of allowance for doubtful accounts                      703,430
       Taxes                                                              301,740
       Affiliated entities                                                491,115
    Prepaid expenses                                                      784,499
    Deferred tax asset                                                    584,837
                                                                    -------------
       Total current assets                                             3,009,652
                                                                    -------------

Software development costs                                              1,838,512
                                                                    -------------

Property and equipment - at cost, net of accumulated depreciation         503,666
                                                                    -------------

Other Assets                                                              584,837
                                                                    -------------

Total Assets                                                        $   6,046,249
                                                                    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
Current Liabilities
    Bank overdraft                                                  $     393,896
    Short term loans from third parties                                   187,023
    Software development financing                                        241,320
    Accounts payable - trade                                            2,450,847
    Accrued salaries, wages and related payroll taxes                     745,263
    Other accrued liabilities                                             415,339
    Income tax due to shares for management                                85,251
                                                                    -------------
       Total Current Liabilities                                        4,518,939
                                                                    -------------

Commitments and Contingencies

Shareholders' Equity
    Preferred stock - $0.001 par value
       20,000,000 shares authorized
       None issued and outstanding
    Common stock - $0.001 par value
       100,000,000 shares authorized
       23,063,994 and 22,801,894 shares
         issued and outstanding, respectively                              23,064
    Additional paid-in capital                                         32,127,823
    Currency translation adjustment                                     1,171,721
    Accumulated deficit                                               (32,066,783)
                                                                    -------------
       Total shareholders' equity                                       1,255,825
                                                                    -------------

    Total Liabilities and Shareholders' Equity                      $   6,046,249
                                                                    =============


The accompanying notes are an integral part of these consolidated financial statements.


                 Playlogic Entertainment, Inc. and Subsidiaries
                Statements of Operations and Comprehensive Income
                Six and Three months ended June 30, 2005 and 2004

                                   (Unaudited)

                                             Six months       Six months      Three months     Three months
                                                ended            ended            ended            ended
                                            June 30, 2005    June 30, 2004    June 30, 2005    June 30, 2004
                                            -------------    -------------    -------------    -------------
Revenues                                    $     736,559    $        --      $     204,421    $        --

Cost of Sales                                     139,769             --             16,692             --
                                            -------------    -------------    -------------    -------------
Gross Profit                                      596,790             --            187,729             --
                                            -------------    -------------    -------------    -------------

Expenses
   Research and development costs                 485,937        1,809,483          123,668        1,010,310
   Sales and marketing expenses                   500,585          386,999          494,665          372,255
   General and administrative expenses          1,300,367       10,360,091          649,388          775,682
   Depreciation                                   204,968          154,038          100,901           80,591
Compensation expense related to
   common stock issuances at less
   than "fair value"                               90,000             --             90,000             --
                                            -------------    -------------    -------------    -------------
   Total operating expenses                     2,581,857       12,710,611        1,458,622        2,238,838
                                            -------------    -------------    -------------    -------------

Loss from operations                           (1,985,067)     (12,710,611)      (1,270,893)      (2,238,838)

Other Income (Expense)
   Interest expense                              (197,775)        (752,349)         (94,445)        (416,238)
                                            -------------    -------------    -------------    -------------

Loss before Income Taxes                       (2,182,842)     (13,462,960)      (1,365,338)      (2,655,076)

Provision for Income Tax Benefit                  623,404             --            365,890             --
                                            -------------    -------------    -------------    -------------

Net Loss                                       (1,559,438)     (13,462,960)        (999,448)      (2,655,523)

Other comprehensive income
   Change in foreign currency translation      (3,958,188)        (466,735)      (2,271,116)        (198,138)
                                            -------------    -------------    -------------    -------------

Comprehensive Loss                          $  (5,517,626)   $ (13,929,965)   $  (3,270,564)   $  (2,853,214)
                                            =============    =============    =============    =============

Loss per weighted-average share of
   common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                        $       (0.07)   $       (0.56)   $       (0.04)   $       (0.12)
                                            =============    =============    =============    =============

Weighted-average number of shares of
   common stock outstanding                    22,821,155       22,676,120       22,840,205       22,759,290
                                            =============    =============    =============    =============



The accompanying notes are an integral part of these consolidated financial statements.


                 Playlogic Entertainment, Inc. and Subsidiaries
                            Statements of Cash Flows
                     Six months ended June 30, 2005 and 2004

                                   (Unaudited)

                                                             Three months     Three months
                                                                ended             ended
                                                             June 30, 2005    June 30, 2004
                                                             -------------    -------------
Cash Flows from Operating Activities
   Net Loss                                                  $  (1,604,310)   $ (13,462,960)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Currency translation adjustment                           3,958,188          466,734
       Depreciation                                                204,968          154,038
       Compensation expense related to common stock
         issuances at less than "fair value"                        90,000             --
       (Increase) Decrease in
       Accounts receivable - trade                                (703,430)         (79,897)
       Value added taxes receivable                               (301,740)        (276,413)
       Prepaid expenses                                         (1,237,843)         164,490
       Deferred tax asset                                         (584,837)            --
     Increase (Decrease) in
       Accounts payable - trade                                   (736,746)         949,609
       Other current liabilities                                   437,547          356,428
                                                             -------------    -------------
Net cash provided by (used in) operating activities               (478,203)     (11,727,971)
                                                             -------------    -------------
Cash Flows from Investing Activities
   Cash paid for software development                             (664,115)        (471,556)
   Cash advanced to affiliated entities                           (402,357)            --
   Cash paid to acquire property and equipment                        --           (319,300)
   Cash received from disposition of property and
     equipment                                                      12,838             --
                                                             -------------    -------------
Net cash used in investing activities                           (1,053,634)        (790,856)
                                                             -------------    -------------

Cash Flows from Financing Activities
   Increase in cash overdraft                                     (539,121)       1,510,736
   Principal payments on short term notes to third parties         (25,995)            --
   Principal payments on long-term debt                            (56,235)         (29,250)
   Cash advanced or repaid to shareholder                       (8,291,548)       2,940,867
   Proceeds from sales of common stock                          10,524,700        8,951,268
   Cash contributed by shareholder to support operations            45,341             --
   Cash paid to acquire capital                                     (3,500)            --
                                                             -------------    -------------

Net cash provided by (used in) financing activities              1,653,642       13,373,621
                                                             -------------    -------------

Increase (Decrease) in Cash and Cash Equivalents                   121,805          854,794
Cash and cash equivalents at beginning of period                    22,226           81,711
                                                             -------------    -------------
Cash and cash equivalents at end of period                   $     144,031    $     936,505
                                                             -------------    -------------
Supplemental Disclosures of Interest and Income
  Taxes Paid
   Interest paid during the period                           $     197,775    $     752,349
                                                             =============    =============
   Income taxes paid (refunded)                              $        --      $        --
                                                             =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                 Playlogic Entertainment, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

Note A - Organization and Description of Business

Playlogic Entertainment, Inc. (PEI) was incorporated on May 25, 2001 in accordance with the Laws of the State of Delaware as Donar Enterprises, Inc.

PEI's initial business plan was to provide the conversion and filing of various documents prepared in accordance with either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, for small to mid-sized public companies with the U.S. Securities and Exchange Commission
(SEC) electronically through EDGAR, the SEC's Electronic Data Gathering, Analysis, and Retrieval system. The Company has never been affiliated with the SEC in any manner.

On February 27, 2002, PEI's Registration Statement on Form SB-2 (SEC File No. 333-68702), registering 2,000,000 pre-reverse split shares to be sold at a price of $0.05 per share, was declared effective. Between July and December 2002, PEI sold an aggregate 656,000 pre-reverse split shares of stock under this Registration Statement.

In June 2004 and December 2004, respectively, PEI experienced separate changes in control and abandoned its business plan related to providing electronic filing services for small to mid-sized public companies and began a search to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

On June 30, 2005, pursuant to a Securities Exchange Agreement (Exchange Agreement) by and among the Company and Playlogic International N.V., a corporation formed under the laws of The Netherlands (Playlogic), and the shareholders of Playlogic (Playlogic Shareholders); the Playlogic Shareholders exchanged 100.0% of the issued and outstanding ordinary shares and preferred shares of Playlogic for an aggregate 21,836,924 shares of the Company's common stock. As a result of this transaction, Playlogic became the Company's wholly-owned subsidiary, now represents all of the Company's commercial operations, and the Playlogic Shareholders control approximately 91.0% of the outstanding common stock of the Company, post-transaction.

Playlogic International N.V. was incorporated in the Netherlands in May 2002. Playlogic publishes interactive entertainment software for video game consoles, personal computers (PCs) and other handheld and mobile electronic devices developed by its internal studio and by third parties.

In subsequent notes, the consolidated entity is referred to as "Company".

Note B - Preparation of Financial Statements

The acquisition of Playlogic International N. V. on June 30, 2005, by Playlogic Entertainment, Inc. (formerly Donar Enterprises, Inc.) effected a change in control and was accounted for as a "reverse acquisition" whereby Playlogic N. V. is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the June 30, 2005, the financial statements of the Company reflect the historical financial statements of Playlogic N. V. since its inception and the operations of Playlogic Entertainment (formerly Donar) subsequent to the June 30, 2005.

                 Playlogic Entertainment, Inc. and Subsidiaries

Note B - Preparation of Financial Statements - Continued

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

Management  acknowledges  that  it is  solely  responsible  for  adopting  sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Current Report on Form 8-K as filed on July 15, 2005 containing the Playlogic financial statements as of and for the year ended December 31, 2004. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2005.

These financial statements reflect the books and records of Playlogic Entertainment, Inc. (formerly Donar Enterprises, Inc.), Playlogic International N.V. (a corporation domiciled in The Netherlands) and its 100%-subsidiary Playlogic Game Factory B.V. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.

                 Playlogic Entertainment, Inc. and Subsidiaries

Note C - Going Concern Contingency

The Company's management believes that the current cash on hand and additional cash expected from operations will be sufficient order to cover its working capital requirements through the third quarter of 2005. After that time, it will need to obtain additional financing from third parties. If it does obtain any necessary financing in the future, it may need to cease operations.


Note D - Summary of Significant Accounting Policies

1.   Currency translation
     --------------------

     The Company incurs expenses in both US Dollar and Euro transaction accounts. The Euro is the functional currency of the Company's operating subsidiaries domiciled in The Netherlands. All transactions reflected in the accompanying financial statements have been converted into US Dollar equivalents. For balance sheet purposes, at the end of any accounting cycle, the exchange rate at the balance sheet is used for all assets and liabilities. The utilized conversion rates are:

         June 30, 2004:                            $1.21500
         December 31, 2004:                        $1.36450
         June 30, 2005:                            $1.20660

     For revenues, expenses, gains and losses during a respective reporting period, an weighted average exchange rate for the respective reporting period is used to translate those elements. The Company's management considers the Euro to be a stable currency. Accordingly, the Company calculates the weighted average exchange rate using the first day of the period being converted, the 15th of each respective month and the last day of each respective month in the reporting period. The exchange rates used for all revenues, expenses, gains and losses during the year-to-date periods ended, as noted, are:

         June 30, 2004:                            $1.22618
         December 31, 2004:                        $1.24829
         June 30, 2005:                            $1.28617

2.   Cash and cash equivalents
     -------------------------

     The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

     Cash overdrafts may occur from time-to-time depending upon management's cash management policies.

3.   Accounts receivable - trade
     ---------------------------

     The Company's current customers are located principally within Europe. The Company typically makes sales to most of its retailers and some distributors on unsecured credit, with terms that vary depending upon the customer's credit history, solvency, credit limits and sales history. From time to time, distributors and retailers in the interactive entertainment software industry have experienced significant fluctuations in their business operations and a number of them have failed. The insolvency or business failure of any significant Company customer could have a material negative impact on the Company's business and financial results.

                 Playlogic Entertainment, Inc. and Subsidiaries

Note D - Summary of Significant Accounting Policies - Continued

3.   Accounts receivable - trade - continued
     ---------------------------

     Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance.

4.   Property and equipment
     ----------------------

     Property and equipment is recorded at cost and is depreciated on a straight-line basis, over the estimated useful lives (generally 3 to 10 years) of the respective asset. Major additions and betterments are capitalized and depreciated over the estimated useful lives of the related assets. Maintenance, repairs, and minor improvements are charged to expense as incurred.

5.   Software development costs
     --------------------------

     Capitalized software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products. The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86 - "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. The Company utilizes both internal development teams and third-party software developers to develop its products. The Company also capitalizes internal software development costs and other content costs subsequent to establishing technological feasibility of a title. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. At each balance sheet date, the company evaluates the recoverability of capitalized software costs based on undiscounted future cash flows and charge to cost of sales any amounts that are deemed unrecoverable. The Company's agreements with third-party developers generally provide it with exclusive publishing and distribution rights and require it to make advance payments that are recouped against royalties due to the developer based on the contractual amounts of product sales, adjusted for certain costs.

                 Playlogic Entertainment, Inc. and Subsidiaries

Note D - Summary of Significant Accounting Policies - Continued

6.   Prepaid royalties
     -----------------

     The Company capitalizes external software development costs (prepaid royalties) and other content costs subsequent to establishing technological feasibility of a title. Advance payments are amortized as royalties in cost of sales on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales as defined in the respective agreements. At each balance sheet date, the company evaluates the recoverability of advanced development payments and unrecognized minimum commitments not yet paid to determine the amounts unlikely to be realized through product sales. Advance payments are charged to cost of sales in the amount that management determines is unrecoverable in the period in which such determination is made or if management determines that it will cancel a development project.

7.   Organization and reorganization costs
     -------------------------------------

     The Company has adopted the provisions of AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" whereby all organizational and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

8.   Research and development expenses
     ---------------------------------

     Research and development expenses are charged to operations as incurred.

9.   Advertising expenses
     --------------------

     The Company does not utilize direct solicitation advertising. All other advertising and marketing expenses are charged to operations as incurred.

10.  Income Taxes
     ------------

     The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2005 and 2004, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization and the anticipated utilization of net operating loss carryforwards to offset current taxable income..

11.  Share-Based Payments
     --------------------

     The Company utilizes the fair-value method of accounting for the payment for goods and/or services with the issuance of equity shares in lieu of cash.

12.  Earnings (loss) per share
     -------------------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements.

                 Playlogic Entertainment, Inc. and Subsidiaries

Note D - Summary of Significant Accounting Policies - Continued

12.  Earnings (loss) per share - continued
     -------------------------

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

     As of June 30, 2005 and 2004, the Company has no outstanding stock options and the Company's outstanding stock warrants are anti-dilutive due to the Company's net operating loss position.

13.  Revenue recognition
     -------------------

     The Company evaluates the recognition of revenue based on the criteria set forth in SOP 97-2, "Software Revenue Recognition", as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" and Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as revised by SAB 104, "Revenue Recognition". The Company evaluates revenue recognition using the following basic criteria:

     * Evidence of an arrangement: The Company recognizes revenue when it has evidence of an agreement with the customer reflecting the terms and conditions to deliver products.
     * Delivery: Delivery is considered to occur when the products are shipped and risk of loss has been transferred to the customer.
     * Fixed or determinable fee: If a portion of the arrangement fee is not fixed or determinable, the Company recognizes that amount as revenue when the amount becomes fixed or determinable.
     * Collection is deemed probable: At the time of the transaction, the Company conducts a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer. Collection is deemed probable if the Company expects the customer to be able to pay amounts under the arrangement as those amounts become due. If the Company determines that collection is not probable, it recognizes revenue when collection becomes probable (generally upon cash collection).

                 Playlogic Entertainment, Inc. and Subsidiaries

Note D - Summary of Significant Accounting Policies - Continued

14.  New accounting pronouncements
     -----------------------------

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" which revised Statement of Financial Accounting
     Standards No. 123, "Accounting for Stock-Based Compensation". This statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the condensed consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005. Although the Company is currently analyzing the method of adoption and impact of the adoption of this standard, effective January 1, 2006, it is expected to have an impact on the Company's consolidated financial statements similar to the pro forma disclosure under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").


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


Note F - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. Through June 30, 2005, the Company maintained deposits in various financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2004 or 2003, or subsequent thereto, as a result of any unsecured bank balance.

                 Playlogic Entertainment, Inc. and Subsidiaries

Note F - Concentration of credit Risk - Continued

The Company is exposed to currency risks. The Company is particularly exposed to fluctuations in the exchange rate between the U.S. Dollar and the Euro, as it incurs manufacturing costs and prices its products in the Euro (the Company's operating subsidiary's functional currency) while a portion of its revenue is denominated in U.S. Dollars. A substantial portion of the company's assets, liabilities and operating results are denominated in Euros, and a minor portion of its assets, liabilities and operating results are denominated in currencies other than the Euro. The Company's consolidated financial statements are expressed in US Dollars. Accordingly, its results of operations are exposed to fluctuations in various exchange rates. As of the applicable balance sheet dates, the exposure was very limited, hence, no hedging activities were deemed necessary by management. In the Company's exchange rate agreements, it uses fixed interest rates.

Note G - Common Stock Transactions

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

On June 30, 2005, pursuant to a Securities Exchange Agreement (Exchange Agreement) by and among the Company and Playlogic International N.V., a corporation formed under the laws of The Netherlands (Playlogic), and the shareholders of Playlogic (Playlogic Shareholders); the Playlogic Shareholders exchanged 100.0% of the issued and outstanding ordinary shares and preferred shares of Playlogic for an aggregate 21,836,924 shares of the Company's common stock. As a result of this transaction, Playlogic became the Company's wholly-owned subsidiary, now represents all of the Company's commercial operations, and the Playlogic Shareholders control approximately 91.0% of the outstanding common stock of the Company, post-transaction.

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

                 Playlogic Entertainment, Inc. and Subsidiaries

Note G - Common Stock Transactions - Continued

As a result of the December 15, 2004 change in control and in consideration for agreeing to serve as an officer and director of the Company, Timothy P. Halter was granted a stock warrant to purchase up to 100,000 post-reverse split shares of the Company's restricted, unregistered common stock at an effective price of $0.60 per share, in reliance upon the exemption from registration set forth in
Section 4(2) of the Securities Act of 1933, as amended. Mr. Halter may exercise the warrants, in whole or in part, at any time after the issuance of the warrants and prior to the expiration of the warrants on December 15, 2007. On June 1, 2005, Mr. Halter exercised all of the outstanding warrants for $60,000 cash.

The following table presents warrant activity through June 30, 2005:

                                                                    Weighted
                                                                     Average
                                               Number of            Exercise
                                                Shares                Price
                                               ---------            ---------
       Balance at December 31, 2004              100,000              $0.60
         Issued                                    --
         Exercised                              (100,000)
                                               ---------
       Balance at June 30, 2005                     --
                                               =========


On June 29, 2005, the Company sold 162,100 shares of its common stock to Johannes Wilhelmus Kluijtmans for aggregate consideration of $608,000, or approximately $3.75 per share. The sale was made pursuant to the terms of a Subscription Agreement, dated as of June 28, 2005, which agreement contained confidentiality and non-disclosure agreements and covenants. The sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are "restricted securities" in that they are legended with reference to Rule 144. The Company never utilized an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with the above-referenced sale.

Note H - Commitments and Contingencies

Security agreement
------------------

Playlogic Game Factory B.V., on August 31, 2004, signed a security agreement in favor of the Dutch Tax Authorities for the amount $98,394 concerning Engine Software B.V.

Transactions with related parties
---------------------------------

In 2004, Sloterhof Investments N.V. and Castilla Investments B.V., entities owned and controlled by members of the Company's current management were previously granted a stock option right to acquire up to a total of 8,609,189 shares in Playlogic International N. V. with an exercise price at par value of EURO 0.05. The intrinsic value of this option right was charged to operations upon it's grant during 2004.

Sloterhof  Investments N.V. agreed with the company to reimburse the company for
certain  expenses  incurred  in  connection  with  the  reverse-share   exchange
transaction with Playlogic  Entertainment,  Inc., previously discussed.

Item 2. Management's Discussion and Analysis

Forward-Looking Statements

         The Information in this registration statement contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, made in this registration statement are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

         The following discussion and analysis should be read in conjunction with our financial statements included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Management's Overview of Historical and Prospective Business Trends

         Increased Console Installed Base. As consumers purchase the current generation of consoles, either as first time buyers or by upgrading from a previous generation, the console installed base increases. As the installed base for a particular console increases, we believe we will generally able to increase our unit volume. However, as consumers anticipate the next generation of consoles, unit volumes often decrease. In March 2004, Microsoft reduced there tail price of its box consoles in the US, and in May and December 2004, Sony did the same with its PlayStation2 consoles. As price reductions drive sales of consoles and the related installed base of these current generation consoles increases during fiscal 2005, we believe that our unit sales of current generation titles are likely to be increased.

         Software Prices. As current generation console prices decrease, we expect more value-oriented consumers to become part of the interactive entertainment software market. We believe that hit titles will continue to be launched at premium price points and will maintain those premium price points longer than less popular games. However, as a result of a more value-oriented consumer base, and a greater number of software titles being published, we expect average software prices to gradually come down, which we expect to negatively impact our gross margin. To offset this, as the installed base increases, total volume of software sales are expected to increase, compensating for the lower margins on software sales.

         Increasing Cost of Titles. Hit titles have become increasingly more expensive to produce and market as the platforms on which they are played continue to advance technologically and consumers demand continual improvements in the overall game play experience. We expect this trend to continue as we require larger production teams to create our titles, the technology needed to develop titles becomes more complex, we continue to develop and expand the online gaming capabilities included in our products and we develop new methods to distribute our content via the Internet. Any increase in the cost of licensing third-party intellectual property used in our products would also make these products more expensive to publish.

Critical Accounting Policies

General

The unaudited condensed consolidated financial statements of the company have been prepared in accordance with the instructions to Regulation S-X. Accordingly, the financial statements do not include all information and disclosures necessary for a presentation of the company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the company's financial position, results of operations and cash flows. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in this prospectus.

Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of prepaid royalties, capitalized software development costs and intangibles, inventories, realization of deferred income taxes and the adequacy of allowances for doubtful accounts. Actual amounts could differ significantly from these estimates.

Accounts receivable

         Accounts receivable are shown after deduction of a provision for bad and doubtful debts where appropriate.

Software Development Costs

         Capitalized software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products. We account for software development costs in accordance with SFAS No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed". Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable.

         We utilize both internal development teams and third-party software developers to develop our products.

         We capitalize internal software development costs and other content costs subsequent to establishing technological feasibility of a title. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. At each balance sheet date, we evaluate the recoverability of capitalized software costs based on undiscounted future cash flows and charge to cost of sales any amounts that are deemed unrecoverable. Our agreements with third-party developers generally provide us with exclusive publishing and distribution rights and require us to make advance payments that are recouped against royalties due to the developer based on the contractual amounts of product sales, adjusted for certain costs.

Prepaid royalties

         We capitalize external software development costs (prepaid royalties) and other content costs subsequent to establishing technological feasibility of a title.

         Advance payments are amortized as royalties in cost of sales on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for that title or the contractual royalty rate based on actual net product sales as defined in the respective agreements. At each balance sheet date, we evaluate the recoverability of advanced development payments and unrecognized minimum commitments not yet paid to determine the amounts unlikely to be realized through product sales. Advance payments are charged to cost of sales in the amount that management determines is unrecoverable in the period in which such determination is made or if management determines that it will cancel a development project.

Revenue Recognition

         We evaluate the recognition of revenue based on the criteria set forth in SOP 97-2, "Software Revenue Recognition", as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" and Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as revised by SAB 104, "Revenue Recognition". We evaluate revenue recognition using the following basic criteria:

         o Evidence of an arrangement: We recognize revenue when we have evidence of an agreement with the customer reflecting the terms and conditions to deliver products.

         o Delivery: Delivery is considered to occur when the products are shipped and risk of loss has been transferred to the customer.

         o Fixed or determinable fee: If a portion of the arrangement fee is not fixed or determinable, we recognize that amount as revenue when the amount becomes fixed or determinable.

         o Collection is deemed probable: At the time of the transaction, we conduct a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer.

         o Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).

Product Revenue

         Product revenue, including sales to resellers and distributors, is recognized when the above criteria are met. We reduce product revenue for estimated customer returns by distributing our products through experienced distributors with whom we had previously worked.

New Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (R), "Share-Based Payment" which revised Statement of Financial Accounting Standards No. 123 (R), "Accounting for Stock-Based Compensation". This statement supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the condensed consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005.

         Although we are currently analyzing the method of adoption and impact of the adoption of this standard, effective January 1, 2006, we expect it will have an impact on our condensed consolidated financial statements similar to the pro forma disclosure under Statement of Financial Accounting Standards No. 123
(R), "Accounting for Stock-Based Compensation" ("SFAS 123 (R)").

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004.

         Net sales. Net sales for the three months ended June 30, 2005 were $204,421, as compared to $0 for the three months ended June 30, 2004. This increase in revenue is primarily the result of starting sales of Playlogic's games in the fourth quarter of 2004. $204,421 of the revenues for the three months ended June 30, 2005 were from Europe, and $0 were from the US. All of these revenues were derived from Playlogic's game distributors.

         Gross Profit. Gross profit totaled approximately $187,729 for the three months ended June 30, 2005. For the three months ended June 30, 2004, gross profit totaled $0. This increase in gross profit is primarily the result of an increase in net sales.

         Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses totaled $1,144,053, for the three months ended June 30, 2005. For the three months ended June 30, 2004, selling, general and administrative expenses totaled $1,147,937. This represents a decrease of $3,884, or 0.3%.

         Research and development. Research and development expenses totaled $123,668 for the three months ended June 30, 2005. For the three months ended June 30, 2004, research and development totaled $1,010,310. This represents a decrease of $886,642, or 87%. This decrease was due to a higher amount of our research and development expenses being capitalized.

         Depreciation. Depreciation expenses totaled $100,901 for the three months ended June 30, 2005. For the three months ended June 30, 2004, the depreciation expense totaled $80,591. The increase of $20,310 or 25.2% was caused by an increase in fixed assets that are depreciated on a straight line basis over the economic life time.

         Interest Expense. Interest expense totaled $94,445 for the three months ended June 30, 2005. For the three months ended June 30, 2004, interest expense totaled $416,238. This represents a decrease of $321,793, or 77.3%. This decrease in interest expense is primarily the result of Playlogic's debt holders converting their loans into ordinary shares of Playlogic.

         Benefit from income taxes. The benefit from income taxes totaled $365,890 for the three months ended June 30, 2005 and $0 for the three months ended June 30, 2004. This increase was caused by our entering into contracts to purchase finished products and for distribution of these games; therefore, deferred tax income has been recognized.

         Net Loss. Our net loss was $999,448 for the three months ended June 30, 2005. For the three months ended June 30, 2004, net loss totaled $2,655,076. This was primarily due to a one-time charge related to the grant of stock options to certain stockholders in 2004, recognition of benefits from income taxes, increased gross profit, lower interest expenses and lower research and development costs.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004.

         Net sales. Net sales for the six months ended June 30, 2005 were $736,559, as compared to $0 for the six months ended June 30, 2004. This increase in revenue is primarily the result of increased sales of our games. $394,468 of the revenues for the six months ended June 30, 2005 were from Europe and $342,091 were from the US. All of these revenues were derived from our game distributors.

         Gross Profit. Gross profit totaled $596,790 for the six months ended June 30, 2005. For the six months ended June 30, 2004, gross profit totaled $0. This increase in gross profit is primarily the result of an increase in net sales.

         Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses totaled $1,800,952 for the six months ended June 30, 2005. For the six months ended June 30, 3004, selling, general and administrative expenses totaled $10,747,090. This represents a decrease of $8,946,138, or 83%. This decrease in selling, general and administrative expenses is primarily the result of a one-time charge of granted options to certain stock holders in 2004. No options have been granted in the first six months ended June 30, 2005.

         Research and development. Research and development expenses totaled $485,937 for the six months ended June 30, 2005. For the six months ended June 30, 2004, research and development expenses totaled $1,809,483. This represents a decrease $1,323,546, or 73%. This decrease is due to our research and development expenses not being able to be capitalized.

         Depreciation. Depreciation expense totaled $204,968 for the six months ended June 30, 2005. For the six months ended June 30, 2004, depreciation expense totaled $154,038. The increase of $50,930, or 33% was caused by an increase in fixed assets that are depreciated on a straight line basis over the economic life time.

         Interest Expense. Interest expense totaled $197,775 for the six months ended June 30, 2005. For the six months ended June 30, 2004, interest expense totaled $752,349. This represents a decrease of $554,574, or 74%. This decrease in interest expense is primarily the result of our debt holders converting their loans into ordinary shares of Playlogic.

         Benefit from income taxes. Benefit from income taxes totaled $623,404 for the six months ended June 30, 2005. For the six months ended June 30, 2004, benefit from income taxes totaled $0. This increase was caused by our entering into contracts to purchase finished products and for distribution of these games; therefore deferred tax income has been recognized.

         Net Loss. Our net loss was $1,559,438 for the six months ended June 30, 2005. For the six months ended June 30, 2004, net loss totaled $13,462,960. This was primarily due to a one-time charge related to the grant of stock options to certain stockholders in 2004, recognition of benefits from income taxes, increased gross profit, lower interest expenses and lower research and development costs.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003.

         Net sales. For the fiscal year ended December 31, 2004, we had total revenue of $109,764 compared to revenue of $0 for the fiscal year ended December 31, 2003. This increase in revenue of is a primarily the result of starting sales of our games in the fourth quarter of 2004. All of the revenues for the year ended December 31, 2004 were from Europe. All of these revenues were from our game distributors.

         Gross Profit. Gross profit totaled $73,768 for the fiscal year ended December 31, 2004 as compared to $0 for the fiscal year ended December 31, 2003. The increase in our gross profit is a result of increased sales.

         Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses totaled $12,864,286 for the fiscal year December 31, 2004. For the fiscal year ended December 31, 2003, selling, general and administrative expenses totaled $2,884,942. This represents an increase of $9,979,344, or 346%. This increase in selling, general and administrative expenses is primarily the result of a one-time charge of granted options to certain stock holders and the increased number of employees and related costs.

         Interest Expense. Interest expense totaled $2,505,423 for the fiscal year ended December 31, 2004. For the fiscal year ended December 31, 2003, interest expense totaled $176,238. This represents an increase of $2,329,185, or 1,322%. This increase in interest expense is primarily the result of our increased loan commitments and related interest rates.

         Net Loss. Our net loss was $20,213,899 for the fiscal year ended December 31, 2004. For the fiscal year ended December 31, 2003, net loss totaled $7,657,536. This decrease in profitability is primarily the result of our increased costs incurred with research and development and increased loan commitments and an expense related to granted options to certain shareholders.

Liquidity And Capital Resources

June 30, 2005

         As of June 30, 2005, we had $141,031 of cash on hand.

         Our management believes that the current cash on hand and additional cash expected from operations will be sufficient order to cover our working capital requirements through the third quarter of 2005. After that time, we will need to obtain additional financing from third parties. We are currently in negotiations for a revolving credit line for game financing, and we are also seeking bank financing. In addition, we may raise funds through equity financings. If we do not obtain any necessary financing in the future, we may need to cease operations.

         We expect our capital requirements to increase over the next several years as we continue to develop new products both internally and through our third-party developers, increase marketing and administration infrastructure, and embark on in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the cost of hiring and training production personnel who will produce our titles, the cost of hiring and training additional sales and marketing personnel to promote our products, and the cost of hiring and training administrative staff to support current management.

December 31, 2004

         As of December 31, 2004, our cash balance was $22,226, as compared to $81,711 at December 31, 2003.

Cash flows from operating activities                         2004          2003
                                                             ----          ----
                                                         (In US$)      (In US$)
                                                         --------      --------
Net cash used in operating activities                  (8,482,740)   (4,863,542)
Cash flows from investing activities                     (445,729)     (308,448)
Cash flow provided by financing activities              8,861,980     5,195,464
Increase (decrease) in cash                                66,489        23,474

         The net cash used in operating activities increased $3,619,198 in 2004. The majority of this increase was caused by more general and administrative, research and development and interest expenses. The increase in net cash provided by financing activities was caused by the payment.

         Our accounts receivable at December 31, 2004 was $0, as compared to $11,733 at December 31, 2003.

Off Balance Sheet Arrangements

         We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.


Item 3. Controls and Procedures.

         As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

         There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

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

         -------------------------------- --------------- ----------------------
         NAME                                 SHARES            DATE
         Johannes W. M. Kluijtmans            162,100           June 29, 2005
         -------------------------------- --------------- ----------------------

         We sold the 162,100 restricted shares to Johannes W. M. Kluijtmans at a price of $3.75 per share for a total of $607,875.


Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6. Exhibits.

         The exhibits are listed in the Exhibit Index appearing at page 26 herein.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Playlogic Entertainment, Inc.
                                 -----------------------------
                                 (Registrant)

Date: August 19, 2005            By: /s/ Willem M. Smit
                                    -------------------
                                    Willem M. Smit
                                    Chief Executive Officer


Date: August 19, 2005            By: /s/ Leo van de Voort
                                    ---------------------
                                    Leo van de Voort
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                          PLAYLOGIC ENTERTAINMENT, INC.
                                  EXHIBIT INDEX

Exhibit Number      Description

2.1 Share Exchange Agreement, dated June 30, 20005 between the Registrant and the Shareholders of Playlogic International N.V. (incorporated by reference to the Registrant's Form 8-K filed July 1, 2005)


3.1 Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware (incorporated by reference to the Registrant's form SB-2/A filed September 5, 2001)

3.2 Amendment to the Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware (incorporated by reference to the Registrant's Form 8-K dated April 15, 2005)

3.3 Bylaws of the Registrant (incorporated by reference to the Registrant's form SB-2/A filed September 5, 2001)

10.1 Lease for Office Space between Kantoren Fonds Nederland B.V., as the Lessor, and Playlogic Game Factory B.V. as the Lessee dated March 11, 2002 (incorporated by reference from the Registrant's Registration Statement on Form SB-2 previously filed with the Commission on July 20, 2005)

10.2 Lease for Office Accommodation between Fortis Vastgoed B.V., as the Landlord, and Playlogic International N.V. as the Tenant dated April 25, 2005 (incorporated by reference from the Registrant's Registration Statement on Form SB-2 previously filed with the Commission on July 20, 2005)

10.3 Lease for Office Space between Pr. Dr. D. Valerio, as the Lessor, and Mr. W.M. Smit company director, handling in the function of president of the company Playlogic International N.V., as the Lessee dated March 12, 2002 (incorporated by reference from the Registrant's Registration Statement on Form SB-2 previously filed with the Commission on July 20,
                    2005)

10.4 Lease for Office Space between Mr. Endstra, as the Lessor, and Playlogic Game Factory B.V. as the Lessee dated April 23, 2003 (incorporated by reference from the Registrant's Registration Statement on Form SB-2 previously filed with the Commission on July 20, 2005)

10.5                Employment  Contract between Playlogic  International,  N.V.
                    and Stefan Layer dated January 12, 2005 (incorporated by reference from the Registrant's Registration Statement on Form SB-2 previously filed with the Commission on July 20,
                    2005)

10.6                Employment  Contract between Playlogic  International,  N.V.
                    and Leo van de Voort dated April 4, 2005 (incorporated by reference from the Registrant's Registration Statement on Form SB-2 previously filed with the Commission on July 20,
                    2005)

10.7                Employment  Contract between Playlogic  International,  N.V.
                    and Rogier Smit dated July 1, 2005 (incorporated by reference from the Registrant's Registration Statement on Form SB-2 previously filed with the Commission on July 20,
                    2005)

31.1                Certifications  of the Chief Executive  Officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                Certifications  of the Chief Financial  Officer  pursuant to
                    Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002