Form 10-Q
period 2005-09-30
PLAYLOGIC ENTERTAINMENT INC
filed 2005-11-14
CIK 1141590

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One) (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period ended: September 30, 2005

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

                         Commission File Number: 0-49649

                          PLAYLOGIC ENTERTAINMENT, INC.
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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. X Yes __No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.__ Yes __No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: Class Outstanding at November 10, 2005 Common Stock, par value $.001 per share 23,099,994 shares

      Transitional Small Business Disclosure Format (check one): Yes__ No X

                                           PLAYLOGIC ENTERTAINMENT, INC.
                                                    FORM 10-QSB
                                                     CONTENTS

PART I -- FINANCIAL INFORMATION                                                                            Page No.
                                                                                                         --------------

            Item 1.       Financial Statements                                                                 3

                          Consolidated Balance Sheets at September 30, 2005 (unaudited)                        3

                          Consolidated  Statements of Operations and Comprehensive  Income  (unaudited)
                          for the nine months ended  September  30, 2005 and September 30, 2004 and for
                          three months ended September 30, 2005 and 2004                                       4

                          Consolidated  Statements of Cash Flows  (unaudited) for the nine months ended
                          September 30, 2005 and 2004                                                          5

                          Notes to Consolidated Financial Statements                                           6

            Item 2.       Management's Discussion and Analysis                                                15

            Item 3.       Controls and Procedures                                                             21

PART II -- OTHER INFORMATION                                                                                  22

            Item 1.       Legal Proceedings                                                                   22

            Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds                         22

            Item 3.       Defaults Upon Senior Securities                                                     22

            Item 4.       Submission of Matters to a Vote of Security Holders                                 22

            Item 5.       Other Information                                                                   23

            Item 6.       Exhibits                                                                            23

            Signatures                                                                                        24

            Exhibit Index                                                                                     25

            Certifications                                                                                    27


                                           PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

                                  Playlogic Entertainment, Inc. and Subsidiaries
                                                  Balance Sheets
                                                September 30, 2005
                                                    (Unaudited)

                                                                                                         September 30,
                                                                                                              2005
                                                          ASSETS
Current Assets
    Cash on hand and in bank                                                                $     143,108
    Accounts Receivable
       Trade, net of allowance for doubtful accounts                                              561,802
       Taxes                                                                                      551,570
       Affiliated entities                                                                        361,817
    Prepaid expenses                                                                            2,084,207
    Deferred tax asset                                                                            584,740
       Total current assets                                                                     4,287,154

Software development costs                                                                      2,419,088

Property and equipment - at cost, net of accumulated depreciation                                 516,117

Total Assets                                                                                $   7,222,359

                                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Bank overdraft                                                                                514,855
    Short term loans from third parties                                                              -
    Software development financing                                                                241,280
    Accounts payable - trade                                                                    3,043,282
    Accrued salaries, wages and related payroll taxes                                           1,254,217
    Other accrued liabilities                                                                     487,275
    Loans from shareholders for working capital                                                   646,237
       Total current liabilities                                                                6,187,146

Long-Term Liabilities
    Long-term debt, net of current maturities                                                     262,392
       Total liabilities                                                                        6,449,538

Shareholders' Equity
    Preferred stock - $0.001 par value
       20,000,000 shares authorized. None issued and outstanding                                     -
    Common stock - $0.001 par value.
       100,000,000 shares authorized. 23,099,994 shares issued and outstanding                    23,100
    Additional paid-in capital                                                                32,326,016
    Currency translation adjustment                                                            1,172,460
    Accumulated deficit                                                                     (32,719,411)
                                                                                                 802,165
    Stock subscription receivable                                                                (29,344)
Total shareholders' equity                                                                       772,821

    Total Liabilities and Shareholders' Equity                                                $7,222,359
 The financial information presented herein has been prepared by management without audit by independent certified public accountants.
===================================================================================================================
              The accompanying notes are an integral part of these consolidated financial statements.

                 Playlogic Entertainment, Inc. and Subsidiaries
                Statements of Operations and Comprehensive Income
             Nine and Three months ended September 30, 2005 and 2004

                                                    (Unaudited)

                                                   Nine months        Nine months         Three months         Three months
                                                      ended              ended               ended                ended
                                                  September 30,    September 30, 2004  September 30, 2005   September 30, 2004
                                                       2005

Revenues                                         $     1,288,361    $                   $      542,579   $              -

Cost of Sales                                            351,827                    -          206,199                   -

Gross Profit                                             936,534                    -          336,380                   -

Expenses
   Research and development costs                        474,323         1,464,631              (3,322)           (340,474)
   Sales and marketing expenses                          569,057           428,726              73,937              41,961
   General and administrative expenses                 2,112,566        11,134,091             803,832             782,332
   Depreciation                                          196,293           237,248              (5,033)             82,897
Compensation expense related to
   common stock issuances at less
   than "fair value"                                     153,000                    -           63,000                       -
   Total operating expenses                            3,505,239        13,264,696             932,414             566,716

Loss from operations                                  (2,568,705)      (12,710,611)           (596,034)           (566,716)

Other Income (Expense)
   Impairment of capitalized software
     development costs                                       -           (367,389)                   -             (365,153)

   Interest expense                                     (256,297)       (1,603,002)              (59,477)          (846,421)

Loss before Income Taxes                              (2,825,002)      (15,235,087)              (655,511)       (1,778,290)

Provision for Income Tax Benefit                         612,934                    -                   -                    -

Net Loss                                              (2,212,068)      (15,235,087)           (655,511)         (1,778,290)

Other comprehensive income/(loss)
   Change in foreign currency translation              3,964,132           (10,725)              5,945            (477,461)

Comprehensive Income/(Loss)                           $1,752,064      $(15,245,812)          $(649,566)         $(2,255751)

Loss per weighted-average share of
   common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                                    $(0.07)              $(0.67)             $(0.03)              $(0.10)

Weighted-average number of shares of
   common stock outstanding                              22,914,595        22,718,351          23,098,429          22,801,894

===================================================================================================================

 The financial information presented herein has been prepared by management without audit by independent certified public accountants.
              The accompanying notes are an integral part of these consolidated financial statements.

                              Playlogic Entertainment, Inc. and Subsidiaries
                                         Statements of Cash Flows
                               Nine months ended September 30, 2005 and 2004

                                                    (Unaudited)

                                                                    Nine months           Nine months
                                                                       ended                 ended
                                                                 September 30, 2005    September 30, 2004
Cash Flows from Operating Activities
   Net Loss                                                         $(2,212,068)         $(15,235,087)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Currency translation adjustment                                3,964,132               (10,275)
       Depreciation                                                      196,293              237,248
       Compensation expense related to common stock
         issuances at less than "fair value"                            153,000                     -
Cash expenditures prior to reverse merger transaction                   (44,641)
       (Increase) Decrease in
       Accounts receivable - trade                                     (561,802)                   178
       Value added taxes receivable                                    (551,570)             (371,629)
       Prepaid expenses                                              (1,811,389)             (597,545)
       Deferred tax asset                                              (584,837)                    -
     Increase (Decrease) in
       Accounts payable - trade                                        (144,311)            1,396,273
       Other current liabilities                                        206,984             1,399,832
Net cash provided by (used in) operating activities                  (1,390,112)          (13,181,455)
Cash Flows from Investing Activities
   Cash paid for software development                                (1,244,691)           (1,165,411)
   Cash advanced to affiliated entities                                (639,043)             (157,226)
   Cash paid to acquire property and equipment                                -              (341,910)
   Cash received from disposition of property and
     equipment                                                             9,062                    -
Net cash used in investing activities                                (1,874,672)           (1,664,547)
Cash Flows from Financing Activities
   Increase in cash overdraft                                          (418,162)              736,126
   Principal payments on short term notes to third parties              (65,328)                    -
   Principal payments on long-term debt                                (213,018)              (23,558)
   Cash advanced or repaid to shareholder                            (6,584,905)            4,685,516
   Proceeds from sales of common stock                               10,625,148             9,414,969
   Cash contributed by shareholder to support operations                  45,341                    -
   Cash paid to acquire capital                                          (3,500)                    -
Net cash provided by (used in) financing activities                   3,383,576            14,813,053

Increase (Decrease) in Cash and Cash Equivalents                        120,792               (32,949)
Cash and cash equivalents at beginning of period                         22,226                81,711
Cash and cash equivalents at end of period                      $        143,018      $        48,762

Supplemental Disclosures of Interest and Income
  Taxes Paid
   Interest paid during the period                              $        256,297       $     1,603,002
                                                                $                     $
   Income taxes paid (refunded)                                               -                     -
 The financial information presented herein has been prepared by management without audit by independent certified public accountants.
===================================================================================================================

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

Playlogic International N.V. was incorporated in the Netherlands in May 2002. Playlogic publishes interactive entertainment software for video game consoles, personal computers (PCs) and handheld and mobile electronic devices developed by its internal studio and by third parties.

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


Note C - Going Concern Contingency

     The Company's management believes that in order to cover its working capital requirements through the fourth quarter of 2005 it will need to obtain additional financing from third parties. If the Company does not obtain any necessary financing in the future, it may need to cease operations.


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

         September 30, 2004:                                 $1.23800
         December 31, 2004:                                  $1.36450
         September 30, 2005:                                 $1.20640

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

         September 30, 2004:                                $1.22463
         December 31, 2004:                                 $1.24829
         September 30, 2005:                                $1.26457

2.   Cash and cash equivalents

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

6.   Prepaid royalties

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

10.  Income Taxes

     The Company utilizes the asset and liability method of accounting for income taxes. At September 30, 2005 and 2004, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization and the anticipated utilization of net operating loss carryforwards to offset current taxable income.

11.  Share-Based Payments

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

     As of September 30, 2005 and 2004, the Company has no outstanding stock options and the Company's outstanding stock warrants are anti-dilutive due to the Company's net operating loss position.

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

14.  New accounting pronouncements

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


Note F - Concentrations of Credit Risk

The Company maintains its cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. Through September 30, 2005, the Company maintained deposits in various financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses during 2004 or 2003, or subsequent thereto, as a result of any unsecured bank balance.

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

The following table presents warrant activity through September 30, 2005:

                                                                 Weighted
                                                                  Average
                                            Number of            Exercise
                                             Shares                Price
       Balance at December 31, 2004       100,000                   $0.60
         Issued                              -
         Exercised                        (100,000)
       Balance at September 30, 2005          -


On June 28, 2005, the Company sold 162,100 shares of its common stock to Johannes Wilhelmus Kluijtmans for aggregate consideration of $608,000, or approximately $3.75 per share. The sale was made pursuant to the terms of a Subscription Agreement, dated as of June 28, 2005, which agreement contained confidentiality and non-disclosure agreements and covenants. The shares sold were offered for resale under registration statement SB2 becoming effective September 26, 2005. The Company never utilized an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with the above-referenced sale.

On July 5, 2005, the Company sold 36,000 shares of its common stock to C.J.W.A. Komen for total consideration of $135,000, or approximately $3.75 per share. The sale was made pursuant to the terms of a Subscription Agreement, dated as of July 5, 2005, which agreement contained confidentiality and non-disclosure agreements and covenants. The sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are "restricted securities" in that they are legended with reference to Rule 144. The Company never utilized an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with the above-referenced sale. As of September 30, 2005, approximately $29,344 of the subscription remains unpaid.

Note H - Commitments and Contingencies

Security agreement

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

Management's Overview of Historical and Prospective Business Trends

     Increased Console Installed Base. As consumers purchase the current generation of consoles, either as first time buyers or by upgrading from a previous generation, the console installed base increases. As the installed base for a particular console increases, we believe we will generally be able to increase our unit volume. However, as consumers anticipate the next generation of consoles, unit volumes often decrease. In March 2004, Microsoft reduced the retail price of its Xbox consoles in the US, and in May and December 2004, Sony did the same with its PlayStation2 consoles. As price reductions drive sales of consoles and the related installed base of these current generation consoles increases during fiscal 2005, we believe that our unit sales of current generation titles are likely to be increased.

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

     Increasing Cost of Titles. Game titles have become increasingly more expensive to produce and market as the platforms on which they are played continue to advance technologically and consumers demand continual improvements in the overall game play experience. We expect this trend to continue as we require larger production teams to create our titles and the technology needed to develop titles becomes more complex. With the recent hiring of several industry experts with large networks, we have access to quality titles for a competitive price and are therefore capable to cope with this trend. We continue to develop and expand the online gaming capabilities included in our products and we develop new methods to distribute our content via the Internet. Any increase in the cost of licensing third-party intellectual property used in our products would also make these products more expensive to publish.

Critical Accounting Policies

General

     The unaudited condensed consolidated financial statements of the company have been prepared in accordance with the instructions to Regulation S-B. Accordingly, the financial statements do not include all information and disclosures necessary for a presentation of the company's financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the company's financial position, results of operations and cash flows. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in this prospectus.

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

     We capitalize internal software development costs and other content costs subsequent to establishing technological feasibility of a title. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. At each balance sheet date, we evaluate the recoverability of capitalized software costs based on undiscounted future cash flows and charge to cost of sales any amounts that are deemed unrecoverable. Our agreements with third-party developers generally provide us with the intellectual property rights and exclusive publishing and distribution rights and require us to make advance payments that are recouped against royalties due to the developer based on the contractual amounts of product sales, adjusted for certain costs.

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

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004.

     Net sales. Net sales for the three months ended September 30, 2005 were $542,579, as compared to $0 for the three months ended September 30, 2004. This increase in revenue is primarily the result of starting sales of Playlogic's games in the fourth quarter of 2004. $542,579 of the revenues for the three months ended September 30, 2005 were from Europe, and $0 were from the US. All of these revenues were derived from Playlogic's game distributors.

     Gross Profit. Gross profit totaled approximately $336,380 for the three months ended September 30, 2005. For the three months ended September 30, 2004, gross profit totaled $0. This increase in gross profit is primarily the result of an increase in net sales.

     Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses totaled $877,769, for the three months ended September 30, 2005. For the three months ended September 30, 2004, selling, general and administrative expenses totaled $824,923. This represents an increase of $53,476, or 6.5%.

     Research and development. Research and development expenses totaled $3,322 for the three months ended September 30, 2005. For the three months ended September 30, 2004, research and development totaled $340,474. This represents an increase of $337,152, of 99%. This increase was due to a lower amount of our research and development expenses being capitalized.

     Depreciation. Depreciation expenses totaled $5,033 for the three months ended September 30, 2005. For the three months ended September 30, 2004, the depreciation expense totaled $82,897. The decrease of $87,930 or 106.1% was caused by adjustments on items carrying a negative book value and fixed assets being fully depreciated that were not yet replaced.

     Impairment of capitalized software development costs. Impairment costs totaled $0 for the three months ended September 30, 2005. For the three months ended September 30, 2004, impairment costs totaled $365,153. This decrease in impairment costs is due to less capitalized software development costs being impaired.

     Interest Expense. Interest expense totaled $59,477 for the three months ended September 30, 2005. For the three months ended September 30, 2004, interest expense totaled $846,421. This represents a decrease of $786,944, or 92.9%. This decrease in interest expense is primarily the result of Playlogic's debt holders converting their loans into ordinary shares of Playlogic.

     Net Loss. Our net loss was $655,511 for the three months ended September 30, 2005. For the three months ended September 30, 2004, net loss totaled $1,788,290. The decrease of the net loss is primarily the result of lower interest expenses and starting sales of Playlogic's games in the fourth quarter of 2004 and related increased gross profit.

     Other comprehensive income. Other comprehensive income represents the change of the Currency Translation Adjustments balance during the reporting period. The Currency Translation Adjustments balance that appears in the stockholders' equity section is cumulative in nature and is a consequence from translating all assets and liabilities at current rate whereas the stockholders' equity accounts are translated at the appropriate historical rate and revenues and expenses being translated at the weighted-average rate for the reporting period. The Change in currency translation adjustments was $5,945 for the three months ended September 30, 2005 and $(477,461) for the three months ended September 30, 2004.


Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004.

     Net sales. Net sales for the nine months ended September 30, 2005 were $1,288,361, as compared to $0 for the nine months ended September 30, 2004. This increase in revenue is primarily the result of increased sales of our games. $946,270 of the revenues for the nine months ended September 30, 2005 were from Europe and $342,091 were from the US. All of these revenues were derived from our game distributors.

     Gross Profit. Gross profit totaled $936,534 for the nine months ended September 30, 2005. For the nine months ended September 30, 2004, gross profit totaled $0. This increase in gross profit is primarily the result of an increase in net sales.

     Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses totaled $2,681,623 for the nine months ended September 30, 2005. For the nine months ended September 30, 3004, selling, general and administrative expenses totaled $11,562,817. This represents a decrease of $8,881,194 or 77%. This decrease in selling, general and administrative expenses is primarily the result of a one-time charge of granted options to certain stock holders in 2004.

     Research and development. Research and development expenses totaled $474,323 for the nine months ended September 30, 2005. For the nine months ended September 30, 2004, research and development expenses totaled $1,464,631. This represents a decrease of $990,308 or 68%. This decrease is due to less research and development expenses being capitalized.

     Depreciation. Depreciation expense totaled $196,293 for the nine months ended September 30, 2005. For the nine months ended September 30, 2004, depreciation expense totaled $237,248. The decrease of $40,955, or 17% was caused by adjustments on items carrying a negative book value and fixed assets being fully depreciated that were not yet replaced.

     Impairment of capitalized software development costs. Impairment costs totaled $0 for the nine months ended September 30, 2005. For the nine months ended September 30, 2004, impairment costs totaled $367,389. This decrease in impairment costs is due to less capitalized software development costs being impaired.

     Interest Expense. Interest expense totaled $256,297 for the nine months ended September 30, 2005. For the nine months ended September 30, 2004, interest expense totaled $1,603,002. This represents a decrease of $1,346,705, or 84%. This decrease in interest expense is primarily the result of our debt holders converting their loans into ordinary shares of Playlogic.

     Benefit from income taxes. Benefit from income taxes totaled $612,934 for the nine months ended September 30, 2005. For the nine months ended September 30, 2004, benefit from income taxes totaled $0. This increase was caused by our entering into contracts to purchase finished products and for distribution of these games; therefore deferred tax income has been recognized.

     Net Loss. Our net loss was $2,212,068 for the nine months ended September 30, 2005. For the nine months ended September 30, 2004, net loss totaled $15,235,087. This was primarily due to a one-time charge related to the grant of stock options to certain stockholders in 2004, recognition of benefits from income taxes, increased gross profit, lower interest expenses and lower research and development costs.

     Other comprehensive income. Other comprehensive income represents the change of the Currency Translation Adjustments balance during the reporting period. The Currency Translation Adjustments balance that appears in the stockholders' equity section is cumulative in nature and is a consequence from translating all assets and liabilities at current rate whereas the stockholders' equity accounts are translated at the appropriate historical rate and revenues and expenses being translated at the weighted-average rate for the reporting period. The Change in currency translation adjustments was $3,964,132 for the nine months ended September 30, 2005 and $(10,725) for the nine months ended September 30, 2004. This increase is due to the $/(euro) exchange rate decreasing from 1,3655 per end of December 2004 to 1.2064 per end of September 2005.

Liquidity And Capital Resources

September 30, 2005

     As of September 30, 2005, we had $143,108 of cash on hand.

     The Company's management believes that it will not yet be profitable by year end 2005. In order to cover its working capital requirements through the fourth quarter of 2005 it will need to obtain additional financing from third parties. The Company is currently in negotiation with several parties in this respect. If the Company does not obtain any necessary financing in the future, it may need to cease operations.

     We expect our capital requirements to increase over the next several years as we continue to develop new products both internally and through our third-party developers, increase marketing and administration infrastructure, and embark on in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the cash generation from the released games, the cost of hiring and training production personnel who will produce our titles, the cost of hiring and training additional sales and marketing personnel to promote our products, and the cost of hiring and training administrative staff to support current management.


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

                                            PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

         None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     On July 5, 2005, the Company sold 36,000 shares of its common stock to C.J.W.A. Komen for total consideration of $135,000, or approximately $3.75 per share. The sale was made pursuant to the terms of a Subscription Agreement, dated as of July 5, 2005, which agreement contained confidentiality and non-disclosure agreements and covenants. The sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are "restricted securities" in that they are legended with reference to Rule 144. The Company never utilized an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with the above-referenced sale. As of September 30, 2005, approximately $29,344 of the subscription remains unpaid.


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


                                             Playlogic Entertainment, Inc.
                                             (Registrant)

Date: November 10, 2005             By:      /s/ Willem M. Smit
                                             Willem M. Smit
                                             Chief Executive Officer


Date: November 10, 2005             By:      /s/ Jan Willem Kohne
                                             Jan Willem Kohne
                                             Chief Financial Officer
                                             (Principal Financial and
                                              Accounting Officer)

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

10.4                      Lease for Office Space between  Neglinge  B.V., as the Lessor,  and Playlogic  Game Factory
                          B.V. as the Lessee dated April 23, 2003  (incorporated  by reference from the  Registrant's
                          Registration Statement on Form SB-2 previously filed with the Commission on July 20, 2005)

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


10.7                      Employment  Contract  between  Playlogic  International,  N.V.  and Jan Willem  Kohne dated
                          September 29, 2005

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
