Form 10KSB
period 2005-12-31
PLAYLOGIC ENTERTAINMENT INC
filed 2006-05-05
CIK 1141590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FROM THE TRANSITION PERIOD FROM                      TO
COMMISSION FILE NUMBER: 000-49649
PLAYLOGIC ENTERTAINMENT, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	23-3083371

(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Concertgebouwplein 13, 1071 LL Amsterdam, The Netherlands	1071 LL

(Address of Principal Executive Offices)	(Zip Code)
31-20-676-0304

(Issuer’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes ☑ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
The Issuer’s revenues for its most recent fiscal year were $1,824,199.
As of May 4, 2006, 24,465,733 shares of the Issuer’s $0.001 par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $66,057,479 based upon a closing bid price on May 3, 2006 of $4.50 per share of common stock on the Over-The-Counter Bulletin Board.
As of May 4, 2006 the registrant has 24,465,733 shares of common stock outstanding. As of May 4, 2006, no shares of preferred stock was outstanding.

PLAYLOGIC ENTERTAINMENT ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I
ITEM 1. BUSINESS
Caution Regarding Forward-Looking Information
Certain statements contained in this Annual Report including, without limitation, statements containing the words “believes”, “anticipates”, “expects” and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.
Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.
Given these uncertainties, readers of this Annual Report and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.
Background
Playlogic Entertainment, Inc. was incorporated in the State of Delaware in May 2001, when its name was Donar Enterprises, Inc. Initially, our plan was to engage in the business of converting and filing registration statements, periodic reports and other forms of small to mid-sized companies with the U.S. Securities and Exchange Commission electronically through EDGAR. We had limited operations until June 30, 2005, when we entered into a share exchange agreement with Playlogic International N.V., a corporation formed under the laws of The Netherlands that commenced business in 2002, and its shareholders. Pursuant to this agreement, the former shareholders of Playlogic International became the owners of over approximately 91% of our common stock, as described below. Playlogic International has become our wholly-owned subsidiary and represents all of our commercial operations.
On August 2, 2005, Donar Enterprises Inc. merged with and into a wholly owned subsidiary named Playlogic Entertainment, Inc. In connection with the merger, Donar’s name was changed to Playlogic Entertainment, Inc. Playlogic Entertainment, Inc. was formed specifically for the purpose of effecting the name change.
In this annual report, “Playlogic Entertainment,” the “Company,” “we,” “us” and “our” refer to Playlogic Entertainment, Inc. and, unless the context otherwise indicates, our subsidiary Playlogic International N.V. and/or its subsidiary Playlogic Game Factory B.V.
Acquisition of Playlogic International N.V.
On June 30, 2005, we entered into a share exchange agreement with Playlogic International N.V. and Playlogic International’s shareholders whereby all of the Playlogic International shareholders exchanged all of their ordinary shares (which are substantially similar to shares of common stock of a U.S. company) and priority shares (which are substantially similar to shares of preferred stock of a U.S. company) of Playlogic International for 21,836,924 shares of our common stock. Pursuant to the share exchange agreement, the former shareholders of

Playlogic International received approximately 91.0% of our outstanding common stock. Of the 21,836,924 shares of Playlogic Entertainment issued in the share exchange, 1,399,252 were placed in escrow with the Company’s stock transfer agent, Securities Transfer Corporation, as escrow agent. These escrowed shares will be released as soon as practicable after March 30, 2006 as set forth below:
In the event that our net income for the twelve months ending March 30, 2006 (the “Actual Net Income”) is greater than $7.6 million and less than $8.4 million, 1,028,965 of our common shares will be distributed to the former Playlogic International shareholders and 370,287 of our common shares will be distributed to Halter Financial Group, Inc. and its affiliates or their assigns.
In the event that our net income for the twelve months ending March 30, 2006 is greater than $8.4 million, the number of shares that will be distributed to the former Playlogic International shareholders shall equal 1,028,965 + (1,028,965 x (Actual Net Income — 8.4 million)/16.8 million) and the remaining escrowed shares, if any, will be delivered to Halter Financial Group and its affiliates or their assigns.
In the event that our net income for the twelve months ending March 30, 2006 is less than $7.6 million, the number of shares that will be distributed to Halter Financial Group and its affiliates or their assigns shall equal 370,287 + (1,028,965 x (7.6 million — Actual Net Income)/7.6 million) and the remaining escrowed shares, if any, will be delivered to the former Playlogic International shareholders.
Based on the unaudited financial statements of the first quarter of 2006 we have reasons to believe that 1,399,252 shares will be distributed to Halter Financial Group, Inc. and its affiliates or their assigns. However the escrowed shares will only be released after the financials of the first quarter of 2006 have been reviewed by our auditor and filed by us.
Upon the closing of the share exchange with Playlogic International’s shareholders, Timothy B. Halter, Jr., our then sole director, resigned and was replaced by Willem M. Smit, President and Chief Executive Officer of Playlogic International, and our executive officers were replaced by the Playlogic International executive officers. On July 30, 2005, upon the expiration of the 10-day period of the filing and/or mailing of an Information Statement pursuant to Rule 14f-1 under the Securities Exchange Act of 1934 (the “Exchange Act”), the board of directors was increased to five persons and [three] designees of Playlogic International became our directors. On November 1, 2005, a fourth director has been elected to the Board of Directors. Our Board of Directors currently has one vacancy.
For accounting purposes, the share exchange effected a change of control and was treated as a reverse acquisition with Playlogic International as the acquiror and Donar Enterprises as the acquired party. Accordingly, for all periods subsequent to the June 30, 2005, our financial statements reflect the historical financial statements of Playlogic International N. V. and its subsidiary since its inception and the operations of Playlogic Entertainment, Inc. (formerly Donar) subsequent to the June 30, 2005. When we refer in this annual report to business and financial information for periods prior to the share exchange, we are referring to the business and financial information of Playlogic International N.V.
Our Business
Playlogic is a publisher of interactive entertainment software for consoles, such as video games for Sony’s PlayStation2, Microsoft’s Xbox and Nintendo’s Game Cube, PCs, next generation consoles and handheld, such as Nintendo’s Game Boy, Nintendo DS, PSP and mobile devices. As a publisher, we are responsible for distribution, sales and marketing of our products. We seek to publish high quality products developed both by our studio in Breda, The Netherlands, called Playlogic Game Factory, and by external developers with whom we have contractual relationships.
Wedbush Morgan Securities, a leading investment banking and brokerage firm, has stated that in 2004, the U.S. retail sales of interactive entertainment hardware and software totaled just under $10 billion, with software sales comprising 75%. An 11% compound annual growth over the past 9 years has resulted in the interactive entertainment segment being among the largest sectors within the U.S. entertainment industry. In 2004, the U.S. market for interactive entertainment was larger than the U.S. movie industry (based on box-office receipts).

According to the NPD Group, a global sales and marketing firm, and the Entertainment Software Association, a video game trade association, total video game software sales (not including hardware and accessories) in the U.S. reached a record of $7.3 billion in 2004. According to the Entertainment Software Association, this growth has more than doubled since 1996 and is expected to continue. We believe that this growth is likely to be increased by the expected development of new game platforms, the increasing popularity of games being played on mobile phones and on the Internet and emerging markets such as China.
The latest data from market information firm NPD Group show that the overall sales of videogame hardware and software in the U.S. reached a record number of $10.5 billion in 2005. Sales worldwide increased by 6% in 2004.
According to the Entertainment Software Association, more than 228 million computer and video games were sold in 2005 in the U.S., which means almost two games for every household in the U.S.
In 2004, the interactive entertainment industry generated worldwide sales of $25.4 billion, with U.S. sales representing about 38% of the total, Europe about 38% and Japan about 24%. Current growth expectation is about 16.5% a year in average, according to PriceWaterhouseCoopers. According to Informal Telecoms and Media, the games industry worldwide is expected to have been worth $35.3 billion in 2005, up 5.3% from last year, according to Informal Telecoms and Media.
Console Installed Base
Since the introduction of PlayStation 2 in 2000, the console has sold over 100 million units worldwide according to gamesindustry.biz. The PlayStation 3 is expected to be introduced to the market in the second half of 2006. Microsoft introduced its next generation console, the Xbox 360, in November 2005. Since its initial distribution in November 2005 up till May 1 2006, Microsoft sold 3.2 million units according to its announcements. Microsoft expects to sell between 5 and 5.5 million units of the consoles worldwide by the end of June 30, 2006, and an aggregate of 10 million by the year-end of 2006 according to gamesindustry.biz.
According to Game Investor Consulting Ltd., Nintendo’s Game Cube has sold 19.5 million units as of December 2005. Nintendo’s next generation console, called ‘Wii’, will be launched in November 2006. Wedbush Morgan Securities expects next generation hardware shipments through the end of 2007 will reach 46 million units in the U.S. and Europe.
Nintendo Dual Screens (‘Nintendo DS’) and PlayStation Portable (‘PSP’) were both successfully introduced to the market. The sales volume of the Nintendo DS reached 13 million units by January 1, 2006, and PSP reached the sales volume of 10 million units by the end of October 2005. According to NPD Group, in 2005, the handheld sector as a whole rose about 42% in sales of software in the U.S.
PC Games
The market volume of PC games decreased 2% in 2005 compared to 2004, while the market volume for console games decreased 5% over the same period. The total market volume of PC games is expected to decline in most regions, while the Consoles game market will benefit from the introductions of next generation consoles in the coming years. Playlogic will continue its focus on PC games because PC games are less expensive to develop, easier to get on shelves of retailers and will benefit from online distribution channels. Playlogic will furthermore focus on handheld games, because of their large success, and on PlayStation2 titles, because of their large installed base of over 100 million units.
Demographics of Game Players

According to the Entertainment Software Association, the average game player is 30 years old, and the average game buyer is 37 years old. In 2005, 95% of computer game buyers and 84% of console game buyers were over the age of 18. About 35% of the U.S. players are under age 18, 43% between age 18 and age 49, and 19% are 50 or older. The average age of the most frequent game purchasers is 37.
We believe the demographics of game players will widen, and be a major source of the growth of the industry. The first generation gamers are now in their 30s and are still playing games and new consumers enter the market, including children at the age of 6 to 8 and an increasing number of women players.
Various studios throughout the world develop games which we publish. One of these studios is our subsidiary, Playlogic Game Factory B.V., located in The Netherlands. Other independent studios in various countries develop our games under development contracts. These development contracts generally provide that we pay the studio an upfront payment, which is an advance on future royalties, earned and a payment upon achievement of various milestones. In addition, we license the rights to our existing titles to other studios who then develop those titles for other platforms.
We have released seven games to date:
•	Alpha Black Zero, a mission-based tactical shooting game for the PC;

•	Airborne Troops, an infiltration action adventure game based on World War II for PC and PlayStation2;

•	Cyclone Circus, an arcade stunt/racing game for PlayStation2;

•	Xyanide, a “shoot-’m- up” game for mobile devices.

•	World Racing 2, a racing game for PS2, Xbox and PCs;

•	Knights of the Temple 2, a hack & slash/ adventure game for PS2, Xbox and PC; and

•	Gene Troopers, a futuristic shooter for PS2, Xbox and PC.
We entered into the following material agreements in the fiscal year ended December 31, 2005:
Visionvale agreement. On April 27, 2005 we signed an agreement with Visionvale Ltd. (Nicosia Cyprus) and Burut Co. (Voronezh, Russia) for publishing and transferring to us all of the related intellectual property rights of Ancient Wars: Sparta for PC and additional platforms.
DC Studios agreement. On August 12, 2005 we signed a letter of intent with DC Studios, Inc. (Montreal, Canada) for publishing State of Emergency 2 for PS2. About 1.6 million copies of the previous version of this game were sold worldwide in 2002. DC Studios cancelled the letter of intent without reason; therefore, the parties are currently involved in litigation pending before the Superior Court of Quebec. See Legal Proceedings below.
1C Europe agreements. In August, 2005, we signed an agreement with 1C Europe BV (Amsterdam, The Netherlands) and Akella Corporation Ltd (Belize) for publishing and transferring to us all of the related intellectual property rights of Age of Pirates-Captain Blood for Xbox 360 and PC and all the related intellectual property rights of Age of Pirates-Caribbean Tales for PC.
Metropolis agreement. On September 19, 2005, we signed an agreement with Polish Developer Metropolis Software to publish the game Infernal worldwide. Infernal is an action game.
Rival Interactive agreement. On November 4, 2005, we signed a license agreement with Rival Technologies LLC Virginia USA to publish the anti-terrorism game “PRISM” worldwide. The game is scheduled to be released in the third quarter of 2006 for PC. Rival Interactive holds a license from the U.S. Army National Guard.
Rebellion agreement. On December 16, 2005, we signed an agreement with the United Kingdom based developer Rebellion. Rebellion is developing the anti-terrorism game “PRISM”. The game is scheduled to be released in the third quarter of 2006 for PC and is being developed in conjunction with Rival Interactive, which is the liaison between Playlogic and the U.S. Army National Guard.

Macrovision agreement. On February 21 2006, we signed an agreement with Macrovision’s Trymedia Games division for the digital distribution of Playlogic’s entertainment products. As a leading secure digital distribution services provider and operator of the world’s largest distribution network for downloadable games, Macrovision will distribute selected Playlogic products on its network. Playlogic will also incorporate the Trymedia technology into their recently re-launched website www.playlogicgames.com, offering customers easy and secure access to some of its latest game releases, as well as the option to try-before-you-buy selected titles. The agreement illustrates Playlogic’s strategically focus on digital distribution in the future.
Sony agreement. On March 1, 2006, our subsidiary Playlogic Game Factory B.V. signed a first-party software development agreement with Sony Computer Entertainment Europe Limited. We develop dedicated software for Sony Computer Entertainment Europe Limited. One of our two in-house teams is fully dedicated to the project.
Red Bull Agreement. On March 28, 2006, we signed a worldwide licensing agreement with leading soft drink company Red Bull for the publishing and production of a break dance video game. The game is based on the “Red Bull BC One Event”. The title will be produced for various platforms and will be released in 2007. The game is based on the increasing worldwide popularity of break dancing and will give a realistic representation of dance moves and actions.
In addition, different studios and developers frequently contact us requesting financing and publishing their games. We evaluate each of these offers based on several factors, including sales potential (primarily based on past performance by the studio or developer), technology used, game play, graphics and sounds.
We select which games we develop based on our analysis of consumer trends and behavior and our experience with similar or competitive products. Once we select a game to develop, we then assign a development studio, based upon its qualifications, previous experience and prior performance. Once developed, we distribute our games in both the U.S. and abroad through existing distribution channels with experienced distributors. We generally aim to release our titles simultaneously across a range of hardware formats in order to spread development risks and increase sales potential, with a minimum increase in development time and resources.
Release Schedule

Expected
Game	Studio	Platform	Release Date
Completed Games
Alpha Black Zero	Khaeon (NL)	PC	Released
Airborne Troops	Widescreen Games (F)	PS2, PC	Released
Cyclone Circus	Playlogic Game Factory (NL)	PS2	Released
Xyanide	Overloaded (NL)	Mobile Phones	Released
World Racing 2	Synetic (D)	PS2, Xbox, PC	Released
Knights of the Temple 2	Cauldron (SK)	PS2, Xbox, PC	Released
Gene Troopers	Cauldron (SK)	PS2, Xbox, PC	Released

Under Development
Xyanide	Playlogic Game Factory (NL)	Xbox	Q2 2006
Age of Pirates: Caribbean Tales	Akella (Russia)	PC	Q2 2006
Ancient Wars: Sparta	World Forge (Russia)	PC	Q3 2006
StateShift Racing	Engine Software (NL)	PSP	Q3 2006
Xyanide Resurrection	Playlogic Game Factory (NL)	PSP	Q3/4 2006
P.R.I.S.M. — Threat Level: Red	Rebellion (UK)	PC	Q3/4 2006

Wizard of Funk	Playlogic Game Factory (NL)	PC	Q4 2006
Infernal	Metropolis	PC	Q4 2006

Expected
Game	Studio	Platform	Release Date
Infernal	Metropolis	Next Gen	Q2/3 2007
Age of Pirates: Captain Blood	Akella	Next Gen	Q2/Q3 2007
Red Bull Break Dance Game	To be announced	Various	2007
Notes: We canceled a number of projects during 2005, none of which were material to our financial situation.
General
Our principal business office is located at Concertgebouwplein 13, 1071 LL Amsterdam, The Netherlands, and our telephone number at that address is 31-20-676-0304.
Our corporate web site is www.playlogicgames.com. The information found on our web site is not intended to be part of this annual report and should not be relied upon by you when making a decision to invest in our common stock.
Sales and Distribution
Our sales expectations for each game are based mostly upon similar or competitive products and the success that those products have achieved. We also work with our distributors to generate realistic unit sales figures and revenues based upon their experience, and after giving presentations to and consulting with the retail stores in each of our global territories.
Generally, we aim to release our titles simultaneously across a range of hardware formats, rather than exclusively for one platform. We believe this allows us to spread the development risk and increase the sales potential, with only a minimal increase in development time and resources spent.
We seek to increase sales and maximize profit potential of all our games by reducing the wholesale and recommended retail prices of our products at various times during the life of a product. Price reductions may occur at anytime in a product’s life cycle, but we expect they will typically occur six to nine months after a product’s initial launch. We also employ various other marketing methods designed to promote consumer awareness and sales, such as attendance at trade and consumer shows, and we intend to organize in-store promotions, point of purchase displays and co-operative advertising.
Playlogic games are distributed worldwide by local distribution partners. Distribution costs per game are low since Playlogic does not have the costs of a physical distribution network of its own.
In each territory Playlogic decides on strategic partners for physical distribution of a game. This distribution partner must have all necessary listings at local retail.
Playlogic delivers finished manufactured products to distribution partners. Delivery of finished products instead of licensing a game enables Playlogic to a much higher margin and quality control. In emerging markets Playlogic’s games are manufactured under licenses held by local distribution partners. In countries in which we currently do not have a console publishing license, we enter into co-publishing arrangements with our business partners, who manufacture, finalize and distribute the finished games to the retail stores.
Local distribution partners of Playlogic sell and deliver the games to retail stores and take care of reorders. Playlogic’s local distribution partners only get rights of offline distribution on the manufactured products.
We retain all rights of further exploitation of a digital entertainment product such as digital distribution, OEM-/Premium sales, and merchandising. We started these three business segments in the first quarter of 2006.

Worldwide major games portals and platforms will offer Playlogic’s products for Games-on-Demand and Purchase-by-Download. To play games on demand end-users pay for a time limited access to a package of games a monthly subscription, similar to video rental stores in the past. Playlogic games are offered as well for purchase by download. The end user has the choice between trying the game for a limited time (for instance one hour) before buying or direct download. The time limitation is defined by us for each game individually dependent on the genre. Hosting and payment fulfilment are completed by external technology partners.
Playlogic will pursue a variety of digital distribution strategies for delivering entertainment products to the end-user, including mobile games, in-flight entertainment, and set-top boxes.
Competition
Competition in the entertainment software industry is based on product quality and features, brand name recognition, access to distribution channels, effectiveness of marketing and price. We compete for both licences and game sales with the other international games publishing houses, including Electronic Arts, Take Two Interactive, Activision, THQ and Ubisoft. Many of our competitors have greater financial, technical and personnel resources than we do and are able to carry larger inventories and make higher offers to licensors and developers for commercially desirable properties than we can. Further, many of our competitors, including the ones mentioned above, have the financial resources to withstand significant price competition and to implement extensive advertising and marketing campaigns.
Retailers have limited shelf space and promotional resources, and an increasing number of games titles compete for adequate levels of shelf space and promotional support: the competition is intense. We expect competition for retail shelf space to continue to increase, which may require us to increase marketing expenditures to maintain our current levels of sales.
Competitors with more extensive ranges and popular titles may have greater bargaining power with retailers. Accordingly, we may not be able to achieve the levels of support or shelf space that such competitors receive. Similarly, as competition for popular properties increase, our cost of acquiring licenses for such properties is also likely to increase, possibly resulting in reduced margins. Prolonged price competition, increased licensing costs or reduced margins would cause our profits to decrease.
We have an advantage over our competitors concerning digital distribution; we do not have our own physical distribution network. Therefore we can easily switch to digital distribution, whereas our peers need to use its existing physical distribution network as well. For instance, the agreement we signed in February 2006 with Macrovision illustrates Playlogic’s strategic focus on digital distribution in the future. We signed the agreement with Macrovision’s Trymedia Games division for the digital distribution of Playlogic’s entertainment products. As a leading secure digital distribution services provider and operator of the world’s largest distribution network for downloadable games, Macrovision will distribute selected Playlogic products on its network. We will also incorporate the Trymedia technology into our recently re-launched website www.playlogicgames.com, offering customers easy and secure access to some of its latest game releases, as well as the option to try-before-you-buy selected titles.
Intellectual Property
Like other entertainment companies, our business is based on the creation, acquisition, exploitation and protection of intellectual property. Each of our products embodies a number of separately protected intellectual properties. Our products are copyrighted as software, our product names are trademarks of ours and our products may contain voices and likenesses of third parties or the musical compositions and performances of third parties. Our products may also contain other content licensed from third parties, such as trademarks, fictional characters, storylines and software code.

Our products are susceptible to unauthorized copying. Our primary protection against unauthorized use, duplication and distribution of our products is copyright and trademark. We typically own the copyright to the software code as well as the brand or title name trademark under which our products are marketed.
Our business is dependent on licensing and publishing arrangements with third parties, and if we cannot continue to license popular properties on commercially reasonable terms, our business will be harmed. Our software may be subject to legal claims that could be costly and time consuming and cause a material adverse effect on our business. Acquiring licenses to create games based on movies may be very expensive. If we spend a significant amount of resources to acquire such licenses and the resulting games are not successful, our business may be materially harmed.
We own or have licensed trademarks and copyrights of the following games:

		Games	Platform	Area
1.		Alpha Black Zero	PC	Worldwide
2.		Airborne Troops	PS2	Worldwide
			PC	Worldwide
3.		StateShift Racing	PSP	Worldwide
4.	a.	Xyanide Resurection	PSP	Worldwide
	b.	Xyanide Mobile	Mobile Phones	Worldwide
5.		Cyclone Circus	PS2	Worldwide
6.		World Racing 2	PS2	Worldwide
			Xbox	Worldwide
			PC	Worldwide
7.		Knights of the Temple 2	PS2	Worldwide
			Xbox	Worldwide
			PC	Worldwide
8.		Gene Troopers	PS2	Worldwide
			Xbox	Worldwide
			PC	Worldwide
Age of Pirates:
10.		Caribbean Tales	PC	Worldwide (1)
11		Ancient Wars: Sparta	PC	Worldwide (2)
Age of Pirates Captain
12.		Blood	PC	Worldwide (3)
13.		Infernal	PC	Worldwide (4)
P.R.I.S.M Threat Level:
14.		Red	PC	Worldwide

(1)	Excluding former USSR, Poland, Chech, Slowak and South Africa

(2)	Excluding former USSR

(3)	Excluding former USSR, Poland, Chech, Slowak and South Africa

(4)	Excluding Japan, former USSR
Employees
As of December 31, 2005, we employed 58 full-time employees and 1 part-time employee. All of our employees are based in the Netherlands and have executed employment agreements with us, which are governed by the law of the Netherlands. Substantially all of the employment contracts are running for an indefinite period of time. As to the senior executives mentioned under Item 10, the Company may terminate the employment upon a six-month notice, and a senior executive may terminate the employment upon a three-month notice. As to non-executive employees, the Company may terminate the employment upon a two-month notice, and the employee may terminate the employment upon a one-month notice. We are obliged to continue to pay base salary and fringe benefits to our employees during the notice period.

We typically pay an annual base salary and allow our staff certain benefits. Our employees are entitled to 26 vacation days a year. 23 of our employees are entitled to a company car. Two of our senior non-Dutch executives are entitled to receive allowances for housing, and home leave travel cost. With the exception of the disclosures made under Item 10, we did not grant any bonuses during 2005. Under Dutch law, we are obliged to pay the employees in the event of illness 100% of base salary from the first day of illness reporting for a maximum period of 52 weeks, calculated from this first day of illness. After the lapse of the period of 52 weeks, we pay 70% of the base pay during a period with a maximum of 52 weeks counted from the first day of the 53rd week following the date of illness reporting. We currently do not have any pension plan or other retirement schedule. The costs associated with employer’s contribution to the Dutch social security system are per employee in the range of 15% of annual base pay.
ITEM 1A. RISK FACTORS
An investment in our common stock involves substantial risks and uncertainties and our actual results and future trends may differ materially from our past performance due to a variety of factors, including, without limitation, the risk factors identified below. The risks and uncertainties described below are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business, results of operations and financial condition would suffer. In that event, the trading price of our common stock could decline, and our shareholders may lose part or all of their investment in our common stock. The discussion below and elsewhere in this report also includes forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements as a result of the risks discussed below.
WE HAVE A LIMITED OPERATING HISTORY, WE HAVE EXPERIENCED SIGNIFICANT LOSSES IN PRIOR YEARS AND WE MAY NOT BE ABLE TO MAINTAIN PROFITABILITY ON A CONSISTENT BASIS.
We commenced operations in April 2002. Accordingly, we have a limited operating history and our business strategy may not be successful. Our failure to implement our business strategy or an unsuccessful business strategy could materially adversely affect our business, financial condition and operations.
We had net consolidated losses of $7,967,316 in 2005, $22,095,677 in 2004, $7,657,536 in 2003 and $2,199,945 in 2002. The net consolidated losses of $22,095,677 in 2004 included a one-time expense of $9,824,400 related to the grant of options to some of our shareholders in 2004.
Although we expect to be profitable in the future, we may never achieve profitability. If we do achieve profitability, we may not be able to maintain profitability on a consistent basis. The report of Playlogic’s independent auditors on Playlogic International’s December 31, 2005 financial statements included an explanatory paragraph indicating there is substantial doubt at year end 2005 about Playlogic’s ability to continue as a going concern. In 2005, all material loans granted to Playlogic were redeemed. The amount redeemed was used as payment on the shares issued. Accordingly, Playlogic does not have any material loans outstanding. Nevertheless, if we do not raise additional capital, we may need to cease operations.
WE ARE DEPENDENT ON FINANCING BY THIRD PARTIES, AND IF WE ARE NOT ABLE TO OBTAIN THE NECESSARY FINANCING FOR OUR OPERATIONS, OUR BUSINESS WILL BE SIGNIFICANTLY HARMED, AND WE MAY NEED TO CEASE OPERATIONS.
We expect that our current cash balance and cash generated from operations will be sufficient to cover our working capital costs through the first quarter of 2006. We will need to obtain additional financing from third parties. We expect our capital requirements to increase over the next several years as we continue to develop new products, increase marketing and administration infrastructure, and embark on in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the cost of hiring and training production personnel who will produce our titles, the cost of hiring and training additional sales and marketing personnel to promote our products, and the cost of hiring and training administrative to our staff to support current management. If we do not obtain the necessary financing in the future, we may need to cease operations.

MANY OF OUR TITLES HAVE SHORT LIFECYCLES AND MAY FAIL TO GENERATE SIGNIFICANT REVENUES.
The market for interactive entertainment software is characterized by short product lifecycles and frequent introduction of new products. Many software titles do not achieve sustained market acceptance or do not generate a sufficient level of sales to offset the costs associated with product development. A significant percentage of the sales of new titles generally occur within the first three months following their release. Therefore, our profitability depends upon our ability to develop and sell new, commercially successful titles and to replace revenues from titles in the later stages of their lifecycles. Any competitive, financial, technological or other factor which delays or impairs our ability to introduce and sell our software could adversely affect our future operating results.
A SIGNIFICANT PORTION OF OUR REVENUES ARE DERIVED FROM A LIMITED NUMBER OF TITLES. IF WE FAIL TO DEVELOP NEW, COMMERCIALLY SUCCESSFUL TITLES, OUR BUSINESS MAY BE HARMED.
For the year ended December 31, 2005, three titles, World Racing 2, Gene Troopers, Knights of the Temple 2 accounted for approximately 60% of our revenues. For the year ended December 31, 2004, one title, Alpha Black Zero accounted for 100% of our revenues. We did not have any revenue in 2003 or 2002. Our future titles may not be commercially viable. We also may not be able to release new titles within scheduled release times or at all. If we fail to continue to develop and sell new, commercially successful titles, our revenues and profits may decrease substantially and we may incur losses.
OUR BUSINESS IS DEPENDENT ON LICENSING AND PUBLISHING ARRANGEMENTS WITH THIRD PARTIES, AND IF WE CANNOT CONTINUE TO LICENSE POPULAR PROPERTIES ON COMMERCIALLY REASONABLE TERMS, OUR BUSINESS WILL BE HARMED.
Our success depends on our ability to identify and exploit new titles on a timely basis. We have entered into agreements with third parties to acquire the rights to publish and distribute interactive entertainment software. These agreements typically require us to make advance payments, pay royalties and satisfy other conditions. Our advance payments may not be sufficient to permit developers to develop new software successfully. In addition, software development costs, promotion and marketing expenses and royalties payable to software developers have increased significantly in recent years and reduce the potential profits derived from sales of our software. Future sales of our titles may not be sufficient to recover advances to software developers and we may not have adequate financial and other resources to satisfy our contractual commitments. If we fail to satisfy our obligations under these license agreements, the agreements may be terminated or modified in ways that may be burdensome to us. Our profitability depends upon our ability to continue to license popular properties on commercially feasible terms. Numerous companies compete intensely for properties and we may not be able to license popular properties on favorable terms or at all in the future.
ACQUIRING LICENSES TO CREATE GAMES BASED ON MOVIES MAY BE VERY EXPENSIVE. IF WE SPEND A SIGNIFICANT AMOUNT OF RESOURCES TO ACQUIRE SUCH LICENSES AND THE RESULTING GAMES ARE NOT SUCCESSFUL, OUR BUSINESS MAY BE MATERIALLY HARMED.
Many current video game titles are based on popular motion pictures. Some of these games have been successful, but many have not. We do not have any such games in the development stage as of yet.
WE ARE EXPOSED TO SEASONALITY IN THE PURCHASES OF OUR PRODUCTS AND IF WE FAIL TO RELEASE PRODUCTS IN TIME DURING PERIODS OF HIGH CONSUMER DEMAND, SUCH AS THE HOLIDAYS, OUR REVENUES MAY BE NEGATIVELY AFFECTED.

The interactive entertainment software industry is highly seasonal, with the highest levels of consumer demand occurring during the year-end holiday buying season. Additionally, in a platform transition period, sales of game console software products can be significantly affected by the timeliness of the introduction of game console platforms by the manufacturers of those platforms, such as Sony, Microsoft and Nintendo. The timing of hardware platform introduction is also often tied to holidays and is not within our control. If a hardware platform is released unexpectedly close to the holidays, this would result in a shortened holiday buying season and could negatively impact the sales of our products. Delays in development, licensor approvals or manufacturing can also affect the timing of the release of our products, causing us to miss key selling periods such as the year-end holiday buying season.
WE CONTINUALLY NEED TO DEVELOP NEW INTERACTIVE ENTERTAINMENT SOFTWARE FOR VARIOUS OPERATING SYSTEMS AND IF DEVELOPERS OF OPERATING SYSTEMS FACE FINANCIAL OR OPERATIONAL DIFFICULTIES, WE MAY NOT BE ABLE TO RELEASE OUR TITLES AND MAY INCUR LOSSES.
We depend on third-party software developers and our internal development studios to develop new interactive entertainment software within anticipated release schedules and cost projections. Many of our titles are externally developed. If developers experience financial difficulties, additional costs or unanticipated development delays, we will not be able to release titles according to our schedule and may incur losses.
The development of new interactive entertainment software is a lengthy, expensive and uncertain process. Considerable time, effort and resources are required to complete development of our proposed titles. We have in the past and may in the future experience delays in introducing new titles. Delays, expenses, technical problems or difficulties could force the abandonment of or material changes in the development and commercialization of our proposed titles. In addition, the costs associated with developing titles for use on new or future platforms may increase our development expenses.
TRANSITIONS IN CONSOLE PLATFORMS HAVE A MATERIAL IMPACT ON THE MARKET FOR INTERACTIVE ENTERTAINMENT SOFTWARE AND DELAYS IN THE LAUNCH, SHORTAGES, TECHNICAL PROBLEMS OR LACK OF CONSUMER ACCEPTANCE OF THESE PLATFORMS AND NEXT GENERATION PLATFORMS COULD ADVERSELY AFFECT OUR SALES OF PRODUCTS FOR THESE PLATFORMS.
When new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console entertainment software products for current console platforms in anticipation of new platforms becoming available. During these periods, sales of our game console entertainment software products can be expected to slow down or even decline until new platforms have been introduced and have achieved wide consumer acceptance. Each of the three current principal hardware producers launched a new platform in recent years. Sony made the first shipments of its PlayStation2 console system in North America and Europe in the fourth quarter of calendar year 2000. Microsoft made the first shipments of its Xbox console system in North America in November 2001 and in Europe and Japan in the first quarter of calendar 2002. Nintendo made the first shipments of its GameCube console system in North America in November 2001 and in Europe in May 2002. Additionally, in June 2001, Nintendo launched its Game Boy Advance hand-held device. Most recently, in late 2004 Sony introduced its hand-held gaming device, PlayStation Portable and Nintendo introduced its Nintendo Dual Screen. The next hardware transition cycle commenced in late 2005 and will continue in 2006. Microsoft introduced its Xbox 360 in November 2005 and both the Sony’s PlayStation 3 and Nintendo’s Wii are expected to be introduced in November 2006. Delays in the launch, shortages, technical problems or lack of consumer acceptance of these platforms and next generation platforms could adversely affect our sales of products for these platforms.
DEVELOPING GAMES FOR THE NEXT GENERATION GAME CONSOLES BY SONY, MICROSOFT AND NINTENDO (WHICH ARE EXPECTED TO BE RELEASED IN THE NEXT FEW YEARS) WILL LIKELY BE MORE EXPENSIVE AND TIME CONSUMING FOR US AND OUR STUDIOS. IF WE ARE NOT ABLE TO PRODUCE GAMES FOR THESE CONSOLES IN A COST-EFFECTIVE MANNER, OUR BUSINESS MAY BE SIGNIFICANTLY HARMED.

Each of Sony, Nintendo and Microsoft are expected to release next generation game consoles in the next few years. These new consoles will likely be more powerful, and games for these consoles will have greater graphics and features. With this increased power and capabilities, there are likely to be increased costs to develop games and it is likely that each game will need larger development teams. Budgets for next generation games are likely to be twice those of games for current consoles and development teams may need to increase three-fold. The rising costs may make it prohibitively expensive for small game publishers like us to take the risk of creating new, unproven games. If we cannot create games for the next generation consoles in a cost effective manner, our business is likely to be significantly harmed.
WE DEPEND ON SONY, NINTENDO AND MICROSOFT FOR THE MANUFACTURING OF PRODUCTS THAT WE DEVELOP FOR THEIR HARDWARE PLATFORMS. ACCORDINGLY, ANY OF THEM COULD CAUSE UNANTICIPATED DELAYS IN THE RELEASE OF OUR PRODUCTS AS WELL INCREASES TO OUR DEVELOPMENT, MANUFACTURING, MARKETING OR DISTRIBUTION COSTS, WHICH COULD MATERIALLY HARM OUR BUSINESS AND FINANCIAL RESULTS.
Generally, when we develop interactive entertainment software products for hardware platforms offered by Sony, Nintendo or Microsoft, the products are manufactured exclusively by that hardware manufacturer or their approved replicator. We pay a licensing fee to the hardware manufacturer for each copy of a product manufactured for that manufacturer’s game platform.
The agreements with these manufacturers include certain provisions such as approval rights over all products and related promotional materials and the ability to change the fee they charge for the manufacturing of products, that allow them substantial influence over our costs and the release schedule of our products. In addition, since each of the manufacturers is also a publisher of games for its own hardware platforms and manufactures products for all of its other licensees, a manufacturer may give priority to its own products or those of our competitors in the event of insufficient manufacturing capacity. Accordingly, Sony, Nintendo or Microsoft could cause unanticipated delays in the release of our products as well increase our development, manufacturing, marketing or distribution costs, which could materially harm our business and financial results.
WE PARTLY DEPEND ON INDEPENDENT DEVELOPERS, AND WE MAKE ADVANCE PAYMENTS TO THEM PRIOR TO THE COMPLETION OF THE PRODUCT. THERE IS NO ASSURANCE THAT WE CAN RECOUP THESE PAYMENTS IF WE DO NOT ACCEPT THE PRODUCT FROM A THIRD PARTY DEVELOPER.
We make advance payments to independent software developers prior to completion of the games, which are for the development of intellectual property related to our games. The advance payments become due when the developer meets agreed milestones.
Upon termination of the contract for any reason prior to the completion of a game, the advance payments are repayable by the independent software developers, who then remain the sole owner of the source material and intellectual property. These advance payments that are due prior and after completion of the product are partly capitalized and expensed as cost of goods sold at the higher of the contractual or effective royalty rate based on net product sales. However, there is no assurance that the independent developer will return the advance payments to us, and if they do not, our business may suffer.
WE MAY FAIL TO ANTICIPATE CHANGING CONSUMER PREFERENCES, AND IF WE DO, OUR RESULTS OF OPERATIONS MAY BE MATERIALLY HARMED.
Our business is speculative and is subject to all of the risks generally associated with the interactive entertainment software industry, which has been cyclical in nature and has been characterized by periods of significant growth followed by rapid declines. Our future operating results will depend on numerous factors beyond our control, including:

•	the popularity, price and timing of new software and hardware platforms being released and distributed by us and our competitors;

•	international, national and regional economic conditions, particularly economic conditions adversely affecting discretionary consumer spending;

•	changes in consumer demographics;

•	the availability of other forms of entertainment; and

•	critical reviews and public tastes and preferences, all of which change rapidly and cannot be predicted.
In order to plan for acquisition and promotional activities we must anticipate and respond to rapid changes in consumer tastes and preferences. A decline in the popularity of interactive entertainment software or particular platforms could cause sales of our titles to decline dramatically. The period of time necessary to develop new game titles, obtain approvals of manufacturers and produce CD-ROMs or game cartridges is unpredictable. During this period consumer appeal of a particular title may decrease, causing projected sales to decline.
RAPIDLY CHANGING TECHNOLOGY AND PLATFORM SHIFTS COULD HURT OUR OPERATING RESULTS.
The interactive software market and the PC and video game industries in general are associated with rapidly changing technology, which often leads to software and platform obsolescence and significant price erosion over the life of a product. The introduction of new platforms and technologies can render existing software obsolete or unmarketable. We expect that consumer demand of software for platforms of older generation will decrease as more advanced platforms are introduced. As a result, our titles developed for such platforms may not generate sufficient sales to make such titles profitable. Obsolescence of software or platforms could leave us with increased inventories of unsold titles and limited amounts of new titles to sell to consumers which would have a material adverse effect on our operating results.
We have devoted and will continue to devote significant development and marketing resources on products designed for next-generation video game systems, such as PlayStation 3, which have not yet been released. If PlayStation 3 and/or Xbox 360 do not achieve wide acceptance by consumers or Sony/Microsoft is unable to ship a significant number of PlayStation 3/Xbox 360 units in an timely fashion, or if our titles fail to sell through, we will have spent a substantial amount of our resources for this platform without corresponding revenues, which would have a material adverse effect on our business, operating results and financial condition.
We need to anticipate technological changes and continually adapt our new titles to emerging platforms to remain competitive in terms of price and performance. Our success depends upon our ability and the ability of third-party developers to adapt software to operate on and to be compatible with the products of original equipment manufacturers and to function on various hardware platforms and operating systems. If we design titles to operate on new platforms, we may be required to make substantial development investments well in advance of platform introductions and we will be subject to the risks that any new platform may not achieve initial or continued market acceptance.
A number of software publishers who compete with us have developed or are currently developing software for use by consumers over the Internet. Future increases in the availability of such software or technological advances in such software or the Internet could result in a decline in platform-based software and impact our sales. Direct sales of software by major manufacturers over the Internet would adversely affect our distribution business.
IF OUR PRODUCTS CONTAIN DEFECTS, OUR BUSINESS COULD BE HARMED SIGNIFICANTLY.
Software products as complex as the ones we publish may contain undetected errors when first introduced or when new versions are released. Despite extensive testing prior to release, we cannot be certain that errors will not be found in new products or releases after shipment which could result in loss of or delay in market acceptance. This loss or delay could significantly harm our business and financial results.
RETURNS OF OUR TITLES MAY ADVERSELY AFFECT OUR OPERATING RESULTS.

Our arrangements with retailers for published titles require us to accept returns for stock balancing, markdowns or defects. We establish a reserve for future returns of published titles at the time of sales, based primarily on these return policies and historical return rates and we recognize revenues net of returns.
Our distribution arrangements with retailers only give them the right to return titles to us or to cancel firm orders in case of reorders, although we do accept returns for stock balancing, markdowns and defects. We sometimes negotiate accommodations to retailers, including price discounts, credits and returns, when demand for specific titles falls below expectations.
Our sales returns and allowances for the year ended December 31, 2005 were $0. If return rates for our published titles significantly exceed our estimates, our operating results will be materially adversely affected.
OUR BUSINESS IS HIGHLY COMPETITIVE AND INCREASINGLY “HIT” DRIVEN. IF WE DO NOT CONTINUE TO DELIVER “HIT” PRODUCTS, OUR SUCCESS WILL BE LIMITED.
Competition in our industry is intense and new products are regularly introduced. We compete for both licenses to properties and the sale of interactive entertainment software with Sony, Nintendo and Microsoft, each of which is the largest developer and marketer of software for its platforms. Sony, Microsoft and Nintendo currently dominate the industry and have the financial resources to withstand significant price competition and to implement extensive advertising campaigns, particularly for prime-time television. These companies may also increase their own software development efforts or focus on developing software products for third-party platforms.
In addition, we compete with domestic public and private companies, international companies, large software companies and media companies. Many of our competitors have far greater financial, technical, personnel and other resources than we do and many are able to carry larger inventories, adopt more aggressive pricing policies and make higher offers to licensors and developers for commercially desirable properties than we can. Our titles also compete with other forms of entertainment such as motion pictures, television and audio and DVDs featuring similar themes, on-line computer programs and forms of entertainment which may be less expensive or provide other advantages to consumers.
Retailers typically have limited shelf space and promotional resources and competition is intense among an increasing number of newly introduced interactive entertainment software titles for adequate levels of shelf space and promotional support. Competition for retail shelf space is expected to increase, which may require us to increase our marketing expenditures just to maintain current levels of sales of our titles. Competitors with more extensive lines and popular titles frequently have greater bargaining power with retailers. Accordingly, we may not be able to achieve the levels of support and shelf space that such competitors receive. Similarly, as competition for popular properties increases, our cost of acquiring licenses for such properties is likely to increase, possibly resulting in reduced margins. Prolonged price competition, increased licensing costs or reduced operating margins would cause our profits to decrease significantly.
If our competitors develop more successful products, or if we do not continue to develop consistently high-quality products, our revenues will decline.
Our products are sold internationally through third-party distribution and licensing arrangements. Our sales are made primarily on a purchase order basis without long-term agreements or other forms of commitments. The loss of, or significant reduction in sales to, any of our principal retail customers or distributors could significantly harm our business and financial results.
WE MAY BE BURDENED WITH PAYMENT DEFAULTS AND UNCOLLECTIBLE ACCOUNTS IF OUR DISTRIBUTORS OR RETAILERS CANNOT HONOR THEIR CREDIT ARRANGEMENTS WITH US.
Distributors and retailers in the interactive entertainment software industry have from time to time experienced significant fluctuations in their businesses and a number of them have failed. The insolvency or business failure of any significant retailer or distributor of our products could materially harm our business and financial results. We typically make sales to most of our retailers and some distributors on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, credit limits and sales history, as well as whether we can obtain sufficient credit insurance. Although, as in the case with most of our customers, we have insolvency risk insurance to protect us against our customers’ bankruptcy, insolvency or liquidation, this insurance contains a significant deductible and a co-payment obligation and the policy does not cover all instances of non-payment. In addition, although we maintain a reserve for uncollectible receivables, the reserve may not be sufficient in every circumstance. As a result, a payment default by a significant customer could significantly harm our business and financial results.
WE MAY NOT BE ABLE TO MAINTAIN OUR DISTRIBUTION RELATIONSHIPS WITH KEY VENDORS, AND IF WE DO NOT, OUR RESULTS OF OPERATIONS MAY BE MATERIALLY HARMED
We distribute interactive entertainment software products and provide related services in the Benelux countries, France, Germany, the United Kingdom, and other European countries and the United States, for a variety of entertainment software publishers, many of which are our competitors, and/or hardware manufacturers. These services are generally performed under limited term contracts. Although we expect to use reasonable efforts to retain these vendors, we may not be successful in this regard. The cancellation or non-renewal of one or more of these contracts could significantly harm our business and financial results.
OUR SOFTWARE MAY BE SUBJECT TO LEGAL CLAIMS WHICH COULD BE COSTLY AND TIME CONSUMING AND CAUSE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.
In prior years lawsuits were filed against numerous video game companies by the families of victims who were shot and killed by teenage gunmen in attacks perpetrated at schools. In these lawsuits plaintiffs alleged that the video game companies manufactured and/or supplied these teenagers with violent video games, teaching them how to use a gun and causing them to act out in a violent manner. Both lawsuits have been dismissed. It is possible, however, that similar, additional lawsuits may be filed in the future. If such future lawsuits are filed and ultimately decided against us and our insurance carrier does not cover the amounts we are liable for, it could have a material adverse effect on our business and financial results. Payment of significant claims by insurance carriers may make such insurance coverage materially more expensive or unavailable in the future, thereby exposing our business to additional risk.
IN MANY OF OUR KEY TERRITORIES, OUR BUSINESS, OUR PRODUCTS AND OUR DISTRIBUTION CHANNELS ARE SUBJECT TO INCREASING REGULATION IN AREAS RELATING TO CONTENT, CONSUMER PRIVACY AND ONLINE DELIVERY. IF WE DO NOT SUCCESSFULLY COMPLY WITH THESE REGULATIONS, OUR BUSINESS MAY SUFFER.
Legislation is continually being introduced that may affect both the content of our products and their distribution. For example, privacy laws in the United States and Europe impose various restrictions on our web sites. Those rules vary by territory although the Internet recognizes no geographical boundaries. Other countries, such as Germany, have adopted laws regulating content both in packaged goods and those transmitted over the Internet that are stricter than current United States laws. In the United States, the federal and several state governments are considering content restrictions on products such as ours, as well as restrictions on distribution of such products. Any one or more of these factors could harm our business by limiting the products we are able to offer to our customers and by requiring additional differentiation between products for different territories to address varying regulations. This additional product differentiation would be costly.
IF WE DO NOT CONSISTENTLY MEET OUR PRODUCT DEVELOPMENT SCHEDULES, WE WILL EXPERIENCE FLUCTUATIONS IN OUR OPERATING RESULTS.
Product development schedules, particularly for new hardware platforms, high-end multimedia PCs and the Internet, are difficult to predict because they involve creative processes, use of new development tools for new platforms and the learning process, research and experimentation associated with development for new technologies. We have in the past experienced development delays for several of our products. Failure to meet anticipated production or “go live” schedules may cause a shortfall in our revenues and profitability and cause our operating results to be materially different from expectations. Delays that prevent release of our products during peak selling seasons may reduce lifetime sales of those products.
OUR EXPANSION MAY STRAIN OUR OPERATIONS.
We have expanded through internal growth and acquisitions of titles, which has placed and may continue to place a significant strain on our management, administrative, operational, financial and other resources. We intend to release a number of titles on current and new platforms. Furthermore, we have expanded our publishing and distribution operations, increased our advances to developers and manufacturing expenditures, enlarged our work force and expanded our presence on international markets. To successfully manage this growth, we must continue to implement and improve our operating systems as well as hire, train and manage a substantial and increasing number of management, technical, marketing, administrative and other personnel. We may be unable to effectively manage rapidly expanded operations which are geographically dispersed.
We have acquired rights to various properties and businesses, and we may pursue opportunities by making selective acquisitions consistent with our business strategy. We may be unable to successfully integrate any new personnel, property or business into our operations. If we are unable to successfully integrate future personnel, properties or businesses into our operations, we may incur significant charges.
Our publishing and distribution activities require significant amounts of capital. We may seek to obtain additional debt or equity financing to fund the cost of expansion. The issuance of equity securities would result in dilution to the interests of our shareholders.
A LIMITED NUMBER OF CUSTOMERS MAY ACCOUNT FOR A SIGNIFICANT PORTION OF OUR SALES, AND THE LOSS OF OUR RELATIONSHIPS WITH PRINCIPAL CUSTOMERS OR A DECLINE IN SALES TO PRINCIPAL CUSTOMERS COULD HARM OUR OPERATING RESULTS.
Sales to our three largest customers accounted for approximately 65% of our revenues for the year ended December 31, 2005. Sales to our three largest customers accounted for approximately 95% of our revenues for the year ended December 31, 2004. The loss of our relationships with principal customers or a decline in sales to principal customers could harm our operating results. Atari Germany, Interactive Entertainment and Bethesda Softworks accounted for 10% or more of the Company’s sales revenues.
RATING SYSTEMS FOR INTERACTIVE ENTERTAINMENT SOFTWARE, POTENTIAL LEGISLATION AND CONSUMER OPPOSITION COULD INHIBIT SALES OF OUR PRODUCTS.
The home video game industry requires interactive entertainment software publishers to provide consumers with information relating to graphic violence or sexually explicit material contained in software titles. Certain countries have also established similar rating systems as prerequisites for sales of interactive entertainment software in such countries. We believe that we comply with such rating systems and display the ratings received for our titles. Our software titles generally receive a rating of “G” (all ages), “E10-Plus” (age 10 and over) or “T” (age 13 and over), although certain of our titles receive a rating of “M” (age 17 and over), which may limit the potential markets for these titles.
In the United States, there have been several legislative proposals that if adopted would result in the regulation of interactive entertainment software, motion picture and recording industries, including a proposal to adopt a common rating system for interactive entertainment software, television and music containing violence and sexually explicit material and an inquiry by the U.S. Federal Trade Commission with respect to the marketing of such material to minors. Consumer advocacy groups have also opposed sales of interactive entertainment software containing graphic violence and sexually explicit material by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns. If any groups were to target our titles, we might be required to significantly change or discontinue a particular title. In addition, certain retailers, such as U.S.-based retailers WalMart Stores

Inc., Sears Inc., including its Kmart and Sears division, and Target, a division of Dayton Hudson Corporation, have declined to sell interactive entertainment software containing graphic violence or sexually explicit material, which also limits the potential markets for certain of our games. Such restrictions or impairments may also occur in other geographic markets and as a result limit the potential for certain of our games in those markets. Furthermore, because of the content in some of our titles, religious or other advocacy groups could pressure retailers not to sell or carry our titles which could impair marketing or sales efforts with certain retailers and as a consequence limit sales or potential sales for certain of our games in affected areas.
WE ARE SUBJECT TO RISKS AND UNCERTAINTIES OF INTERNATIONAL TRADE, AND IF ANY OF THESE RISKS MATERIALIZE, OUR RESULTS OF OPERATIONS MAY BE HARMED.
Sales in European markets, primarily Germany, France and the Benelux, have accounted for an increasing portion of our revenues. In 2005, sales in Europe accounted for approximately 79% of our revenues and sales in the United States accounted for the remaining 20% of our revenues. We are subject to risks inherent in international trade, including:
•	increased credit risks;

•	tariffs and duties;

•	fluctuations in foreign currency exchange rates;

•	shipping delays; and

•	international political, regulatory and economic developments, all of which can have a significant impact on our operating results.
WE ARE DEPENDENT UPON OUR KEY EXECUTIVES AND PERSONNEL, AND IF WE FAIL TO HIRE AND RETAIN NECESSARY PERSONNEL AS NEEDED, OUR BUSINESS WILL BE SIGNIFICANTLY IMPAIRED.
Our success is largely dependent on the personal efforts of certain key personnel. The loss of the services of one or more of these key employees could adversely affect our business and prospects. Our success is also dependent upon our ability to hire and retain additional qualified operating, marketing, technical and financial personnel. Competition for qualified personnel in the computer software industry is intense, and we may have difficulty hiring or retaining necessary personnel in the future. If we fail to hire and retain necessary personnel as needed, our business will be significantly impaired.
FLUCTUATIONS IN FOREIGN EXCHANGE RATES AND INTEREST RATES COULD HARM OUR RESULTS OF OPERATIONS
We are exposed to currency risks and interest rate risks. We are particularly exposed to fluctuations in the exchange rate between the U.S. dollar and the Euro, as we incur manufacturing costs and price our systems predominantly in Euro while a portion of our revenues and cost of sales is denominated in U.S. dollars.
In addition, a substantial portion of our assets, liabilities and operating results are denominated in Euros, and a minor portion of our assets, liabilities and operating results are denominated in currencies other than the Euro and the U.S. dollar. Our consolidated financial statements are expressed in U.S. dollars. Accordingly, our results of operations are exposed to fluctuations in various exchange rates.
Furthermore, a strengthening of the Euro, particularly against the U.S. dollar could lead to intensified price-based competition in those markets that account for the majority of our sales, resulting in lower prices and margins and an adverse impact on our business, financial condition and results of operations.
We are also exposed to fluctuations in interest rates. As of December 31, 2005 we had a net bank overdraft. An increase of the short-term interest rates could increase the interest expense on our bank overdraft and adversely affecting our financial results.

THE MARKET PRICE OF OUR COMMON STOCK MAY BE VOLATILE.
The market price of the common stock may be highly volatile. Disclosures of our operating results, announcements of various events by us or our competitors and the development and marketing of new titles affecting the interactive entertainment software industry may cause the market price of the common stock to change significantly over short periods of time.
SOME OF OUR EXISTING SHAREHOLDERS CAN EXERT CONTROL OVER US AND MAY NOT MAKE DECISIONS THAT ARE IN THE BEST INTERESTS OF ALL SHAREHOLDERS.
As of December 31, 2005, officers, directors, and shareholders holding more than 5% of our outstanding shares collectively controlled approximately 40% of our outstanding common stock. As a result, these shareholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may harm the market price of our ordinary shares by delaying or preventing a change in control of us, even if a change is in the best interests of our other shareholders.
In addition, the interests of management shareholders and shareholders holding more than 5% of our outstanding shares may not always coincide with the interests of our other shareholders, and accordingly, they could cause us to enter into transactions or agreements that we would not otherwise consider.
THE COMPANY IS INVOLVED IN A NUMBER OF LEGAL PROCEEDINGS RELATED TO ITS ORDINARY COURSE OF BUSINESS. THE OUTCOME OF THESE PROCEEDINGS IS UNCERTAIN AND MAY ADVERSILY AFFECT THE COMPANIES FINANCIAL POSITION.
Although we believe that we has adequate legal claims or defenses in place and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse impact on our future financial position or results from operation the outcome of these legal proceedings is not sure.
IT MAY BE DIFFICULT TO ENFORCE A U.S. JUDGMENT AGAINST US, OR OUR OFFICERS AND DIRECTORS.
Service of process upon our directors and officers, most of whom reside outside the United States, may be difficult to obtain within the United States. In addition, because substantially all of our assets and all of our directors and officers are located outside the United States, any judgment obtained in the United States against us or any of our directors and officers may not be collectible within the United States.
THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN. IF THE COMPANY DOES NOT OBTAIN ANY NECESSARY FINANCING, WE MAY NEED TO CEASE OPERATIONS.
The Company’s management believes that in order to satisfy its working capital requirements through the second quarter of 2006, it will need to obtain additional financing from third parties. If the Company does not obtain any necessary financing in the future, we may need to cease operations. There is no legal obligation for either management or significant shareholders to provide additional future funding. Consequently, there is substantial doubt about our ability to continue as a going concern. We have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to us to allow us to cover the expenses related to such activities.
ITEM 2. PROPERTY
We do not own any real property. Currently, we lease properties in Breda and Amsterdam, The Netherlands.

Our offices located at Hambroeklaan 1 in Breda are leased by our subsidiary, Playlogic Game Factory, from Neglinge BV pursuant to a lease agreement, which expires on October 1, 2013. Playlogic Game Factory has an option to extend the lease agreement. If this option is exercised, the lease agreement will expire on October 1, 2018. The lease property spans 1,600 square meters and may only be used as office space. At signing of the lease agreement, the lessor committed itself to invest $409,350 (€300,000) in the lease property which amount shall be repaid by Playlogic Game Factory B.V. in ten years. Payment is due on a quarterly basis and amounts to $40,935 (€30,000) per year.
Our offices located at Hoge Mosten 16-24 in Breda are leased by Playlogic Game Factory from Kantoren Fonds Nederland B.V. pursuant to a lease agreement which expires on February 28, 2007. The lease property spans 451 square meters and may only be used as office space. Rent is due on an annual basis and amounts to $123,593 (€90,584) per year. The lease agreement has been rescinded by a court decision as of February 15, 2006. We have recognized an obligation for payments in the amount of $245,592 (€180,000) due on February 28, 2007.
We lease our offices located at Concertgebouwplein 13 in Amsterdam from Mr. Prof. Dr. D. Valerio pursuant to a lease agreement, which expires on March 31, 2007. We have an option to extend the lease agreement. If this option is exercised, the lease agreement will expire on March 31, 2012. The lease property spans 260 square meters and may only be used as office space. Payment is due on a quarterly basis and amounts to $81,363 (€59,628.52) per year.
On June 1, 2005, we entered into a lease for new offices at Amstelveenseweg 639-710 in Amstelveen, and we plan to move our principal executive officers there in June 2006. The leased premises have 1,500 square meters. The lease amounts to $272.90 (€200) per square meter for rent and $34 (€25) per square meter for service costs. Payment starts mid July 2006 for 750 square meters, and by January 1, 2007, we will start paying for the remaining 750 square meters. Payment of the service costs for the 750 square meter segment is due immediately upon the start date of the lease agreement (June 1, 2005). Payment is due on a quarterly basis and amounts per January 1, 2007 to $460,514 (€337,497) per year.
ITEM 3. LEGAL PROCEEDINGS
On December 15, 2005, Playlogic International N.V. (plaintiff) filed a motion to institute proceedings against Digital Concepts DC Studios Inc. Montreal (defendant) and South Peak Interactive LLC North Carolina (defendant) with the Superior Court of the Province of Quebec District of Montreal Canada. Playlogic claims damages in the amount of Canadian $9,262,640 in view of the alleged unlawful termination by DC Studios of a Letter of Intent under which DC Studios granted us exclusive worldwide publishing rights of State of Emergency 2, a title to be released in first half of 2006. We sued South Peak in these proceedings as the second defendant because South Peak, in violation of a clear letter of demand issued by us to them, has entered into a publishing agreement with DC Studios with respect to the State of Emergency 2.
The Company is involved in a number of minor legal actions incidental to its ordinary course of business.
With respect to the above matters, the Company believes that it has adequate legal claims or defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future financial position or results of operations.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On November 1, 2005, the Board appointed George M. Calhoun to our Board of Directors. On December 27, 2005, we had a shareholder meeting for the election of directors for a term expiring on May 3, 2006. All director nominees submitted to shareholders vote were reelected with unanimous consent of the shareholders present at the meeting. No other matter was submitted to a vote of the holders of our common stock during this meeting. During the fourth quarter of the fiscal year ended December 31, 2005, no other matters were submitted to a vote of the holders of our common stock through the solicitation of proxies or otherwise.

PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
Since January 7, 2003, our common stock has been quoted on the Over-the-Counter (“OTC”) Bulletin Board, an electronic stock listing service provided by The Nasdaq Stock Market, Inc., under the symbol PLGC.OB (our symbol had been DNRE.OB from January 2003 until May 2005, and it was DNRR.OB from May 2005 until August 2, 2005).
As of December 31, 2005, there were approximately 440 holders of record of our common stock.
The price range of our common stock during the past two fiscal years is shown below. High and low prices given here refer to the high and low bid quoted on the OTC Bulletin Board. These prices reflect our 1-for-10 reverse stock split effective April 15, 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal 2004	High	Low
First Quarter	$0.70	$0.70
Second Quarter	$0.80	$0.80
Third Quarter	$1.00	$1.00
Fourth Quarter	$0.70	$0.70

Fiscal 2005	High	Low
First Quarter	$3.10	$1.40
Second Quarter	$4.00	$2.80
Third Quarter	$7.24	$4.30
Fourth Quarter	$5.40	$4.60
The source for the high and low closing bids quotations is www.finance.yahoo.com and does not reflect inter-dealer prices. Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have not been adjusted for stock dividends or splits.
In December 2005, we submitted a listing application for the quotation of our shares of common stock on the Nasdaq Capital Market. During the fourth quarter of 2005 we have taken steps necessary to meet Nasdaq listing requirements, including forming an audit committee and compensation committee and appointing additional independent directors to the Board of Directors (see Item 4). We received Nasdaq’s initial comment letter on January 24, 2006. Our listing application is currently under review by Nasdaq. There is no assurance that our securities will be listed on the Nasdaq stock market.
The Company has never declared or paid dividends on its common stock and anticipates that for the foreseeable future it will not pay dividends on its common stock.
Unregistered Sales of Equity Securities
Each issuance set forth below was made in reliance upon the exemptions from registration requirements under Section 4(2) of the Securities Act of 1933, as amended. When appropriate, we determined that the purchasers of securities described below were sophisticated investors who had the financial ability to assume the risk of their investment in our securities and acquired such securities for their own account and not with a view to any distribution thereof to the public. Where required by applicable law, the certificates evidencing the securities bear legends stating that the securities are not to be offered, sold or transferred other than pursuant to an effective registration statement under the Securities Act or an exemption from such registration requirements.

Shares

NAME	SHARES	DATE
T. Halter	100,000	June 1, 2005
W.M. Kluitmans	162,100	June 29, 2005
C.J.W.A. Komen	36,000	July 1, 2005
A. van der Mark	255,181	December 28, 2005
W.P. Deegen	404,699	December 31, 2005
D. Swart	333,333	December 31, 2005
In June 2005 we sold 100,000 shares of our common stock to Timothy P. Halter for a total consideration of $60,000
In June 2005 we sold the 162,100 restricted shares of our common stock par value $.001 to Mr. W.M. Kluitmans at a price of $3.75 per share for a total consideration of $608,000.
In July we sold the 36,000 restricted shares restricted shares of our common stock par value $.001 to Mr. C.W.J.A. Komen at a price of $3.75 per share for a total consideration of $135,000.
On December 28, 2005, we issued and sold 255,181 restricted shares of our common stock, par value $.001 at a price of $ 3.60 per share to Mr. A. van der Mark who converted a trade debt in the amount of $ 918,652 into equity.
On December 31, 2005, we issued and sold the 404,699 restricted shares of our common stock, par value $.001 at a price of $ 4.51 per share to Mr. W. P. Deegen at a price of $4.51 per share and the 333,333 restricted shares of our common stock, par value $.001 to Mr. D. Swart at a price of $3.60 per share.
Options and Warrants
The tables below set forth the options and warrants we issued in 2005.
Options

NAME	OPTIONS	DATE
Maarten Minderhoud	40,000	September 1, 2005
Dominique Morel	100,000	September 14, 2005
Jan Willem Kohne	250,000	October 1, 2005
Pursuant to an employment agreement of August 2005 with our General Counsel we granted to Mr. Minderhoud, 40,000 options to purchase shares of our common stock at an exercise price of $3.50 per share. A total of 10,000 shares of the options will vest on September 1, 2007, and the remaining options will vest in three equal installments on September 1, 2008, September 1, 2009 and September 1, 2010.
Pursuant to an employment agreement with our Chief Technology Officer dated September 14, 2005 we granted to Mr. Morel, 100,000 options to purchase shares of our common stock at an exercise price of $3.50 per share. A total of 250,000 shares of these options will vest on October1, 2007, and the remaining options will vest in three equal installments on October 1, 2008, October 1, 2009 and October 1, 2010.
Pursuant to an employment agreement with our Chief Financial Officer dated September 29, 2005 we granted to Mr. Kohne, 250,000 options to purchase shares of our common stock at an exercise price of $3.50 per share. A total of 62,500 shares of these options will vest on October 1, 2007, and the remaining options will vest in three equal installments on October 1, 2008, October 1, 2009 and October 1, 2010.

Warrants

NAME	WARRANTS	DATE
W.P. Deegen	343,954	December 31, 2005
D. Swart	226,046	December 31, 2005
Concurrent with December 31, 2005 stock sales to Mr. W. P. Deegen, and Mr. D. Swart we issued without any other consideration to be paid to Mr. W.P. Deegen warrants convertible into 343,954 shares of our common stock at a price of $5.00 per share, and to Mr. D. Swart warrants to purchase 226,046 shares of our common stock at an exercise price of $5.00 per share. The warrants may be exercised starting on January 1, 2007 and expire on December 31, 2008.
Securities Authorized for Issuance under Equity Compensation Plans
The following table sets forth, as of December 31, 2005, information with respect to the Company’s equity compensation.

Number of securities remaining
	Number of securities to	Weighted-average	available for future issuance
	be issued upon exercise	exercise price of	under equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities reflected in
	warrants, and rights	warrants, and rights	column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	390,000	$3.50	—
Total	390,000
Issuer Purchase of Equity Securities
None.
ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
Overview
Playlogic Entertainment, Inc. was incorporated in the State of Delaware in May 2001 when its name was Donar Enterprises, Inc. Initially, our plan was to engage in the business of converting and filing registration statements, periodic reports and other forms of small to mid-sized companies with the U.S. Securities and Exchange Commission electronically through EDGAR. We had limited operations until June 30, 2005, when we entered into a share exchange agreement with Playlogic International N.V., a corporation formed under the laws of the Netherlands that commenced business in 2002, and its shareholders. Pursuant to this agreement, the former shareholders of Playlogic International became the owners of over 91% of our common stock. Playlogic International has become our wholly-owned subsidiary and represents all of our commercial operations.
On August 2, 2005, Donar Enterprises merged with and into a wholly owned subsidiary named Playlogic Entertainment, Inc. In connection with the merger, Donar’s name was changed to Playlogic Entertainment, Inc. Playlogic Entertainment, Inc. was formed specifically for the purpose of effecting the name change. When we refer to “Playlogic Entertainment” in this document, we are also referring to our company when it was known as Donar Enterprises, Inc.

Playlogic is the a publisher of interactive entertainment software for consoles, such as Sony’s PlayStation2, Microsoft’s Xbox and Nintendo’s Game Cube, PCs and handheld, such as Nintendo’s Game Boy, and mobile devices. As a publisher, we are responsible for distribution, sales and marketing of our products.
Various studios throughout the world develop games which we publish. One of these studios is our subsidiary, Playlogic Game Factory, located in The Netherlands. Other independent studios in various countries develop our games under development contracts. These development contracts generally provide that we pay the studio an upfront payment which is an advance on future royalties earned and a payment upon achievement of various milestones. In addition, we license the rights to our existing titles to other studios who then develop those titles for other platforms.
We have released seven games to date:
•	Alpha Black Zero, a mission-based tactical shooting game for the PC;

•	Airborne Troops, an infiltration action adventure game based on World War II for PC and PlayStation2;

•	Cyclone Circus, an arcade stunt/racing game for PlayStation2;

•	Xyanide, a “shoot-’m- up” game for mobile devices.

•	World Racing 2, a racing game for PS2, Xbox and PCs;

•	Knights of the Temple 2, a hack & slash/ adventure game for PS2, Xbox and PC; and

•	Gene Troopers, a futuristic shooter for PS2, Xbox and PC.
We have entered into the following material agreements in the fiscal year ended December 31, 2006:
Visionvale agreement. On April 27, 2005, we signed an agreement with Visionvale Ltd. (Nicosia Cyprus) and Burut Co. (Voronezh, Russia) for publishing and transferring to us all of the related intellectual property rights of Ancient Wars-Sparta for PC and additional platforms.
DC Studios agreement. On August 12, 2005, we signed an offer that is subject to a contract with DC Studios Inc., a Canadian developer of computer and video games, for the licensing and publishing of State of Emergency 2 for PS2. About 1.6 million copies of the previous version of this game were sold worldwide in 2002. DC Studios cancelled the offer without reason; therefore, the parties are currently involved in litigation pending before the Superior court of Quebec. See Legal Proceedings below.
1C Europe agreements. In August, 2005, we signed an agreement with 1C Europe BV (Amsterdam, The Netherlands) and Akella Corporation Ltd (Belize) for publishing and transferring to us all of the related intellectual property rights of Age of Pirates-Captain Blood for Xbox 360 and PC and Age of Pirates-Caribbean Tales for PC.
Metropolis agreement. On September 19, 2005, we signed an agreement with Polish developer Metropolis Software to publish an action game Infernal worldwide.
RivalInteractive agreement. On November 4, 2005, we signed a license agreement with Rival Technologies LLC Virginia USA to publish the anti-terrorism game “PRISM” worldwide. The game is scheduled to be released in the third quarter of 2006 for PC. Rival Interactive holds a license from the U.S. Army National Guard.
Rebellion agreement. On December 16, 2005, we signed an agreement with award-winning U.K. game developer Rebellion. Rebellion is developing the anti-terrorism game PRISM. The game is scheduled to be released in the third quarter of 2006 for PC and is being developed in conjunction with Rival Interactive, which is the liaison between Playlogic and the U.S. Army National Guard.

Macrovision agreement. On February 21, 2006, we signed an agreement with Macrovision’s Trymedia Games division for the digital distribution of our entertainment products. As a leading secure digital distribution services provider and operator of the world’s largest distribution network for downloadable games, Macrovision will distribute selected Playlogic products on its network. We will also incorporate the Trymedia technology into our recently re-launched website www.playlogicgames.com, offering customers easy and secure access to some of its most recently released games, as well as the option to try-before-you-buy selected titles. The agreement illustrates our strategic focus on digital distribution in the future.
Sony agreement. On March 1, 2006, our wholly owned subsidiary Playlogic Game Factory signed a first-party development agreement with Sony Computer Entertainment Europe Limited. One of our two in-house developing teams will develop the project.
Red Bull agreement. On March 28, 2006, we signed a worldwide licensing agreement with leading soft drink company Red Bull for the publishing and production of a break dance video game. The game is based on the “Red Bull BC One Event.” The game will be produced for various platforms and will be released in 2007. The game is based on the increasing worldwide popularity of break dancing and will give a realistic representation of its dance moves and actions.
In addition, different studios and developers frequently contact us requesting financing and publishing their games. We evaluate each of these offers based on several factors, including sales potential (primarily based on past performance by the studio or developer), technology used, game play, graphics and sounds.
Management’s Overview of Historical and Prospective Business Trends
Increased Console Installed Base. As consumers purchase the current generation of consoles, either as first time buyers or by upgrading from a previous generation, the console installed base increases. As the installed base for a particular console increases, we believe we will generally able to increase our unit volume. However, since Microsoft introduced its Xbox 360 and because consumers anticipate the next generation of consoles of Sony and Nintendo, unit volumes often decrease.
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
Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net sales and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of prepaid royalties, capitalized software development costs and intangibles, inventories, realization of deferred income taxes and the adequacy of allowances for returns, price concessions and doubtful accounts. Actual amounts could differ significantly from these estimates.

Results of Operations
Comparison of Fiscal 2005 to Fiscal 2004.
Net sales. Net sales for Fiscal 2005 were $1,824,199 as compared to $109,487 for Fiscal 2004. This increase in revenues is primarily the result of increased sales volumes following the release of 3 new titles during 2005. $1,437,347 (79%) of the revenues for 2005 was generated by the sales in Europe and $372,890 (20%) was generated by the sales in the U.S. All of these revenues were derived from our game distributors.
Gross Profit. Gross profit totaled $741,893 for Fiscal 2005. For Fiscal 2004, gross profit totaled $73,581. This increase in gross profit is primarily the result of an increase in net sales.
Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses totaled $5,336,477 for the Fiscal 2005. For fiscal 2004, selling, general and administrative expenses totaled $3,866,739. This represents an increase of $1,469,738 or 38%. This increase in selling, general and administrative expenses is in line with the growth of the company and related cost of personnel.
Expense related to intrinsic value of issued stock options
In 2005 this relates to the cost of options granted to personnel. In 2004 this represents a one-time charge of granted options to certain stockholders.
Research and development. Research and development expenses totaled $1,582,073 for Fiscal 2005. For Fiscal 2004, research and development expenses totaled $4,530,747. This represents a decrease of $2,948,674, or 65%. This decrease is due to a lesser amount of our research and development expenses being capitalized in fiscal 2004.
Depreciation. Depreciation expense totaled $280,480 for Fiscal 2005. For Fiscal 2004, depreciation expense totaled $360,799. The decrease of $80,319 or 22% is caused by fixed assets being fully depreciated, which were not yet replaced.
Interest Expense. Interest expense totaled $288,165 for Fiscal 2005. For Fiscal 2004, interest expense totaled $2,499,104. This represents a decrease of $2,210,939, or 88%. This decrease in interest expense is primarily the result of our debt holders converting their loans into ordinary shares of Playlogic International.
Net Loss. Our net loss was $7,967,316 for Fiscal 2005. For Fiscal 2004, net loss totaled $22,162,919. This was primarily due to a one-time charge related to the grant of stock options to certain shareholders in 2004, increased gross profit, lower interest expenses and lower research and development costs.
Other comprehensive income. Other comprehensive income represents the change of the Currency Translation Adjustments balance during the reporting period. The Currency Translation Adjustments balance that appears in the stockholders’ equity section is cumulative in nature and is a consequence from translating all assets and liabilities at current rate whereas the stockholders’ equity accounts are translated at the appropriate historical rate and revenues and expenses being translated at the weighted-average rate for the reporting period. The Change in currency translation adjustments was $1,137,944 for the Fiscal 2005 and $(1,869,999) for Fiscal 2004.
Equity. The total stockholders’ deficit as of December 31, 2005 was $(1,119,540). On January 10, 2006, we received $1,200,000 related to purchase of our shares of common stock subscribed in 2005 and reflected as stock subscriptions receivable within the equity section.
Liquidity and Capital Resources
As of December 31, 2005, our cash balance was $139,760, as compared to $22,226 at December 31, 2004.

In order to cover our working capital requirements through the second quarter of 2006, we will need to obtain additional financing. The Company is currently in negotiation with several parties in this respect. The company is presently in contact with both private and institutional investors. With informal investors the company anticipates to issue new shares in the maximum total amount of 5 million USD. Next to that the company anticipates to raise approximately 10 million USD to finance the further growth of the company with professional parties, like banks and dedicated investment funds. If the Company does not obtain any necessary financing in the future, it may need to cease operations.
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
Our net accounts receivable, after providing an allowance for doubtful accounts, at December 31, 2005 was $645,884, as compared to $0 at December 31, 2004. The increase is due to increased sales of our games, particularly during the fourth quarter of 2005.
Off Balance Sheet Arrangements
We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.
Contractual Obligations
We have the following contractual obligations associated with its lease commitments and other contractual obligations per December 31, 2005:

Contractual Obligations	Payments Due By Period (in thousands)
		Less than 1			More than 5
	Total	Year	1-3 Years	3-5 Years	Years
Long-Term Debt Obligations	$248	$35	$71	$71	$71
Capital Lease Obligations	—	—	—	—	—
Operating lease Obligations (Including Rent)	$5,134	$790	$1,534	$1,335	$1,475
Purchase obligations	$4,840	$4,840	—	—	—
Other contractual obligations	—	—	—	—	—

Total	$10,222	$5,665	$1,605	$1,406	$1,546
Note
On June 1, 2005, we entered into a lease for new offices at Amstelveenseweg 639-710 in Amstelveen, and we plan to move our principal executive officers to this location in June 2006. The leased premises have 1,500 square meters. The rent is $272.90 (€200) per square meter and the service fee is $34 (€25) per square meter. Payment starts mid July 2006 for 750 square meters and by January 1, 2007, we will start paying for the remaining 750 square meters. Payment of the service fee for each 750 square meter segment is due immediately upon the start of the lease term on June 1, 2005.
Summary of Significant Accounting Policies

Accounts receivable
Accounts receivable are shown after deduction of a provision for bad and doubtful debts where appropriate.
Software Development Costs
Capitalized software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products. We account for software development costs in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed.” Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable.
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
Revenue Recognition
We evaluate the recognition of revenue based on the criteria set forth in SOP 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB 104, “Revenue Recognition”. We evaluate revenue recognition using the following basic criteria:
•	Evidence of an arrangement: We recognize revenues when we have evidence of an agreement with the customer reflecting the terms and conditions to deliver products.

•	Delivery: Delivery is considered to occur when the products are shipped and risk of loss has been transferred to the customer.

•	Fixed or determinable fee: If a portion of the arrangement fee is not fixed or determinable, we recognize that amount as revenues when the amount becomes fixed or determinable.

•	Collection is deemed probable: At the time of the transaction, we conduct a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer. Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenues when collection becomes probable (generally upon cash collection).
Product Revenues
Product revenues, including sales to resellers and distributions, are recognized when the above criteria are met. We reduced product revenues for estimated customer returns by distributing our products through experienced distributors with whom we had previously worked.
New Accounting Pronouncements
In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4, “SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 is not expected to have a significant impact on the Company’s financial position or results of operations.
In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”, which addresses the accounting for employee stock options. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in financial statements based on the estimated fair value of the awards. In March 2005, the Securities & Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment”, which summarizes the views of the SEC staff regarding the interaction between SFAS123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. SFAS(R) is effective for all companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and its effect on its financial statements. The Company does not expect the adoption of this statement to have a material impact on its financial statements.
In December 2004, the FASB issued SFAS 153. “Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions”. This statement’s amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which is an interpretation of SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS 143 and requires an entry to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which will require entities that voluntarily make a change in accounting principle to apply that change retroactively to prior periods’ financial statements unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB No. 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The provisions of SFAS No. 154 are not expected to affect the Company’s consolidated financial statements.
Related Party Transactions
See below Part III.
ITEM 7. FINANCIAL STATEMENTS
The required financial statements begin on Page F-1 of this document.
ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On June 30, 2005, upon closing of the Share Exchange of same date, the Company’s newly reconstituted Board of Directors elected to replace S. W. Hatfield, CPA (SWHCPA) as the Company’s Registered Independent Certified Public Accounting Firm.
Concurrent with the above post-closing action, the Company’s Board of Directors appointed BDO CampsObers, which was the existing Registered Certified Public Accounting Firm for Playlogic International N.V., as the Company’s Registered Independent Certified Public Accounting Firm.
The Report of Registered Independent Certified Public Accounting Firm issued by SWHCPA for the year ended December 31, 2004 did not contain an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Company, pre-June 30, 2005 Share Exchange Agreement, to continue as a going concern.
During the Company’s then most recent fiscal year (ended December 31, 2004) and from January 1, 2005 to July 1, 2005, the date of the Company’s Form 8-K filing relating to certain events, including the change in the Company’s certifying accountants, there were no disagreements with SWHCPA on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, except that SWHCPA’s opinion expressed substantial doubt with respect to the Company’s ability to continue as a going concern for both fiscal years. Further, there were no reportable events, as described in Item 304(a)(1)(iv)(B) of Regulation S-B, during the Company’s most recent fiscal year (ended December 31, 2004) and from January 1, 2005 to July 1, 2005, the date of the Company’s Form 8-K filing relating to certain events, including the change in the Company’s certifying accountants.
SWHCPA furnished a letter addressed to the SEC stating that it agreed with the above statements. A copy of such letter, dated June 30, 2005, was attached as an Exhibit to the Company’s Form 8-K filed on July 1, 2005.
BDO CampsObers had acted as the independent accountants for Playlogic International N.V. since its formation. During the two most recent fiscal years and to June 30, 2005, the Company had not consulted with BDO CampsObers regarding (i) either the application of accounting principles to a specified transaction (completed or proposed) or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was the subject of a disagreement and required to be reported under Item 304(a)(1)(iv) of Regulation S-B and the related instructions thereto.
Subsequent thereto, BDO CampsObers declined their June 30, 2005 appointment as the Company’s Registered Independent Certified Public Accounting Firm prior to their performance of any audit or review procedures for the Company or on the Company’s post-Share Exchange Agreement financial statements. The Company then undertook the process of seeking a new Registered Independent Certified Public Accounting Firm.
On August 10, 2005, the Company’s Board of Directors authorized the reappointment of S. W. Hatfield, CPA of Dallas, Texas (SWHCPA) as the Company’s new independent auditors for periods subsequent to the June 30, 2005

Share Exchange Agreement. The Company, its Board of Directors and/or management, did not consult with SWHCPA at any time prior to the August 10, 2005 appointment, regarding the Company’s two most recent fiscal years ended December 31, 2004 and 2003, the subsequent interim periods through the August 12, 2005 filing of the Form 8-K announcing this reappointment event, and any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.
ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Such controls and procedures, by their nature, can provide only reasonable assurance regarding management’s control objectives.
As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted that the design of any system of control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out the evaluation.
While we believe that our existing disclosure controls and procedures have been effective to accomplish their objectives, we intend to continue to examine, refine and formulize our disclosure controls and procedures and to monitor ongoing developments in this area.
There was no change in internal control over financial reporting during the most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.
ITEM 8B. OTHER INFORMATION
None.

PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
Our directors and executive officers are as follows:

Name	Age	Position

Willem M. Smit	59	Director, President, and Chief Executive Officer

Willy J. Simon	55	Chairman of the Board of Directors
George M. Calhoun	53	Director
Erik L.A. van Emden	57	Director
Rogier W. Smit	31	Executive Vice President

Jan Willem Kohne	35	Chief Financial Officer

Stefan Layer	35	Chief Marketing & Sales Officer

Dominique Morel	32	Chief Technology Officer
Upon the closing of the share exchange with Playlogic International’s shareholders, Timothy B. Halter, Jr., our sole director, resigned and was replaced by Willem M. Smit, the Chief Executive Officer of Playlogic International, and our executive officers were replaced by the Playlogic International executive officers. On July 30, 2005, upon the expiration of the 10-day period of the filing and/or mailing of an Information Statement pursuant to Rule 14f-1 under the Exchange Act, the board of directors was increased to five persons and the persons mentioned below became our directors. Our board of directors currently has one vacancy.
Biographical Information
The principal occupations and brief summary of the background of each director and executive officer are as follows:
Willem M. Smit has been the Chief Executive Officer of Playlogic International since 2001. In July 2005, he became Chief Executive Officer of the Company. In 1976, he founded Datex Software B.V., where he grew the company over nine years from 20 to 900 employees. Datex went public in 1985 and it merged with Getronics in 1987. Since that time, Mr. Smit has been a private investor in various companies. He is the father of Rogier W. Smit, the Company’s Executive Vice President.
Willy J. Simon has been on Playlogic International N.V.’s Supervisory Board (which is similar to the board of directors of a US company) since 2003. Since 2002 he has been the Director of IMC Holding and Chairman of Bank Oyens & van Eeghen. From 2001 to 2002, he was an Advisor to the Board of NIB Capital. From 1997-2001, he was a Board member of Fortis Bank. He also currently serves as a Non-Executive Director of Redi & Partners, a hedge fund of hedge funds.
George M. Calhoun became a non-executive director of the Company in November 2005. George Calhoun is currently serving on the faculty of the Howe School of Technology Management at the Stevens Institute of Technology in Hoboken, New Jersey. He was Chairman and CEO of Illinois Superconductor Corporation (AMEX: ISO) from 1999 until 2002 and at Airnet Communications (NASDAQ: ANCC), where he has been a board member since 2001 and Chairman of the Board since 2003. He has more than 23 years of experience in high-tech wireless systems development, beginning in 1980 as the co-founder of InterDigital Communications Corporation, where he participated in the development of the first commercial application of digital TDMA radio technology, and introduced the first wireless local loop system to the North American telecommunications industry. Dr. Calhoun holds a Ph.D. in Systems Science from the Wharton School at the University of Pennsylvania, as well as a B.A. from the same university.
     Erik L.A. van Emden has been on Playlogic International N.V.’s Supervisory Board since December 2003. Since 1993 he has been an attorney with Bosselaar & Strengers. Since 1993 Van Emden has been an attorney and partner with Bosselaar & Strengers, a law firm based in Utrecht, the Netherlands , which focuses on large and medium-sized companies. The firm specializes in practices including employment, liability & insurance, real estate and corporate. Van Emden specializes in corporate law and is coordinator of the corporate law practice group. Previously, Van Emden was Board Member of the Amsterdam Stock Exchange and Member of the Executive Board of Credit Lyonnais Bank Nederland N.V. He also held positions at Barclays Bank and Algemene Bank Nederland. In addition Van Emden, currently serves as a Director of several private Dutch companies.
     Rogier W. Smit co-founded Playlogic International N.V. and Playlogic Game Factory B.V. in 2001. He has worked in various management positions at those two companies since then. He has been Playlogic International N.V.’s Executive Vice President and Chief Operating Officer since 2002.
     Stefan Layer has been Chief Marketing & Sales Officer / VP of Playlogic International N.V. since April 2005 and of the Company since July 2005. From 1999 until joining us, Mr. Layer was the Vice President Licensing Europe for Atari Deutschland GmbH where he was responsible for the expansion to new markets, the European licensing business and the acquisition of IP rights. Mr. Layer defined the European licensing strategy of Atari Europe for digital distribution, OEM and premium sales and managed the expansion to Eastern Europe.
     Jan Willem Kohne became the Company’s Chief Financial Officer on October 1, 2005. He has held several financial and operational positions since joining IMC/ Bank Oyens & Van Eeghen in 2000. Prior to joining IMC/ Bank Oyens & Van Eeghen, he worked with Mees Pierson/ Fortis as Account Manager International Commodity Finance. Mr. Köhne received his Masters from Delft University of Technology the Netherlands in 1996 and has received a number of European financial certifications.
     Dominique Morel has joined the Company as Chief Technology Officer in September 2005. He has a key strategic role in our business development, evaluation process and current and future line-up. Before Morel joined the company, he was Project Evaluation & Business Development Manager of Atari Europe. In this position he signed major deals (Next-Gen, PC, PS2). He also initiated and established the “Business Opportunities On-line Database” for Atari worldwide. In this period with Atari he has acquired an extensive network in the European developer community. Prior to this, Morel worked as Project Evaluation & Gameplay Consulting Manager for Atari/Infogrames, which involved analyzing and ensuring the Gameplay and Game Design Consulting for over 120 published games. All together Morel worked with Atari for more than 10 years and has been an important internal consultant for many production decisions for Atari worldwide.
     The directors named above will serve until the next annual meeting of our stockholders or until his successor is duly elected and has qualified. Directors will be elected for one-year terms at the annual stockholders meeting. There is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current directors to our Board of Directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs.
Indemnification of Officers and Directors
Our Certificate of Incorporation provides that we will indemnify any officer or director, or former officer or director, to the fullest extent permitted by law. Our bylaws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of our Company. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification.
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
Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 and regulations of the SEC thereunder require the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of initial ownership and changes in ownership with the SEC. Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that during 2005, all of the Section 16(a) filing requirements applicable to its executive officers, directors and ten percent stockholders were complied with on a timely basis, except as follows: Mr. Timothy Halter was late in filing Form 4 relating to 288,886 shares of restricted stock units granted to him by the Company on May 9, 2005, and Mr. George Calhoun was one day late in filing his Form 3 relating to the 200 shares of restricted stock units granted to him on November 1, 2005.
Information Concerning the Board of Directors and the Audit Committee
During 2005, the Company’s Board of Directors only had one director until June 30, 2005, so it did not have any meetings until that date. Since June 30, 2005 the Board had three Directors and since November 1, 2005 four Directors. The Board met five times during the second half of 2005. Since the merger with Playlogic International on June 30, 2005 as described above, the Board acted by unanimous written consent on ten occasions. Prior to June 30, 2005, the Supervisory Board of Playlogic International (which is similar to the board of directors of a US company) met six times.
Audit Committee
The Company established an Audit Committee on October 31, 2005. Messrs. Calhoun (Chair), Van Emden and Simon are the members of the Audit Committee.
The Audit Committee assists the Board of Directors in its oversight of the integrity of the Company’s accounting, auditing and reporting practices. The Board of Directors has determined that Mr. Simon possesses the attributes to be considered financially sophisticated and has the background to be considered an “audit committee financial expert” as defined by the rules and regulations of the SEC. The Audit Committee will meet with the Company’s independent accountants at least annually to review the results of the Company’s annual audit and discuss the financial statements. The Committee will also meet quarterly with our independent accountants to discuss the results of the accountants’ quarterly reviews as well as quarterly results and quarterly earnings releases; recommend to the Board that the independent accountants be retained; and receive and consider the accountants’ comments as to internal controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee will review all financial reports prior to filing with the SEC. The specific responsibilities in carrying out the Audit Committee’s oversight role are set forth in the Audit Committee’s Charter. All of the members of the Audit Committee are independent directors as contemplated by Section 10A(m)(3) of the Securities and Exchange Act, as amended.
Compensation Committee
The Company’s Compensation Committee is responsible for establishing and administering the Company’s policies involving the compensation of all of its executive officers. This committee consists of Messrs. Van Emden (Chair), Calhoun and Simon and was formed on December 15, 2005. The Compensation Committee operates pursuant to a charter approved by the Company’s Board of Directors.
Nominating and Governance Committee
The Company’s Nominating and Governance Committee selects nominees for the Board of Directors. This committee consists of Messrs. Simon (Chair), Calhoun and Van Emden and was formed on December 15, 2005. The Nominating and Governance committee utilizes a variety of methods for identifying and evaluating nominees for director. Candidates may also come to the attention of the Nominating and Governance committee through current board members, professional search firms and other persons. The Nominating and Governance committee operates pursuant to a charter approved by the Board of Directors.
Code of Business Conduct and Ethics
The Company’s board of directors has adopted in December 2005 a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and senior financial officers.
The Company plans to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to or waivers from provisions of these codes by describing on our Internet website, located at http://www.playlogicinternational.com, within four business days following the date of a waiver or a substantive amendment, the nature of the amendment or waiver, the date of the waiver or amendment, and the name of the person to whom the waiver was granted.
Information on the Company’s internet website is not, and shall not be deemed to be, a part of this 10-KSB or incorporated into any other filings the Company makes with the SEC.
Director Nomination
Criteria for Board Membership. In selecting candidates for appointment or re-election to the Board, the Nominating and Governance Committee considers the appropriate balance of experience, skills and characteristics required of the Board of Directors, and seeks to insure that at least a majority of the directors are independent under the rules of the Nasdaq Stock Market, and that members of the Company’s Audit Committee meet the financial literacy and sophistication requirements under the rules of the Nasdaq Stock Market and at least one of them qualifies as an “audit committee financial expert” under the rules of the Securities and Exchange Commission. Nominees for director are selected on the basis of their depth and breadth of experience, integrity, ability to make independent analytical inquiries, understanding of the Company’s business environment, and willingness to devote adequate time to Board duties.
Stockholder Nominees. The Nominating Committee will consider written proposals from stockholders for nominees for director. Any such nominations should be submitted to the Nominating Committee c/o the Secretary of the Company and should include the following information: (a) all information relating to such nominee that is required to be disclosed pursuant to Regulation 14A under the Securities Exchange Act of 1934 (including such person’s written consent to being named in the Proxy Statement as a nominee and to serving as a director if elected); (b) the names and addresses of the stockholders making the nomination and the number of shares of the Company’s common stock which are owned beneficially and of record by such stockholders; and (c) appropriate biographical information and a statement as to the qualification of the nominee, and should be submitted in the time frame described in the Bylaws of the Company and under the caption, “Stockholder Proposals for the Next Annual Meeting” below.
Process for Identifying and Evaluating Nominees. The Nominating Committee believes the Company is well-served by its current directors. In the ordinary course, absent special circumstances or a material change in the criteria for Board membership, the Nominating Committee will renominate incumbent directors who continue to be qualified for Board service and are willing to continue as directors. If an incumbent director is not standing for re-election, or if a vacancy on the Board occurs between annual stockholder meetings, the Nominating Committee will seek out potential candidates for Board appointment who meet the criteria for selection as a nominee and have the specific qualities or skills being sought. Director candidates will be selected based on input from members of the Board, senior management of the company and, if the nominating committee deems appropriate, a third-party search firm. The Nominating Committee will evaluate each candidate’s qualifications and check relevant references; in addition, such candidates will be interviewed by at least one member of the nominating committee. Candidates meriting serious consideration will meet with all members of the Board. Based on this input, the Nominating Committee will evaluate which of the prospective candidates is qualified to serve as a director and whether the committee should recommend to the Board that this candidate be appointed to fill a current vacancy on the Board, or presented for the approval of the stockholders, as appropriate.
The Company has never received a proposal from a stockholder to nominate a director. Although the Nominating Committee has not adopted a formal policy with respect to stockholder nominees, the committee expects that the evaluation process for a stockholder nominee would be similar to the process outlined above.
ITEM 10. EXECUTIVE COMPENSATION
The following table sets forth information regarding compensation for the fiscal years ended December 31, 2003, 2004 and 2005 received by the individual who served as Playlogic International’s Chief Executive Officer during 2005 and Playlogic International’s other most highly compensated executive officers whose total annual salary and bonus for fiscal year 2005 exceeded $100,000 (the “Named Officers”).

Summary Compensation Table

					Long-Term
					Compensation				All Other
	Annual Cormpensation				Awards			Payouts	Compensation
Name
and
Principal
Position				Other	Restricted
as of				Annual	Stock	Securities
December				Compensation	Awards	Underlying
31, 2005	Year	Salary €/($)	Bonus ($)	($)	(3)	Options/SARs (#)		LTIP Payouts ($)
Willem M. Smit (1)	2005	€0	0	—		0
Chief Executive	2004	€0	0			0
Officer	2003	€0	0			0		—

Sloterhof Investments	2005	€0	0			0
N.V. (of which Mr.	2004	€100,000/$147,096	0	—		0
Willem M. Smit is the	2003	€100,000/$135,458	0			0		—
beneficial owner) Managing Director

Rogier W. Smit	2005	€143,000/$195,109	0	—		0
Executive Vice President	2004	€100,000/$147,096	0			0		—
	2003	€100,000/$135,458	0			0

Jan Willem Kohne	2005	€143,000/$195,109	48,480	—	$63,000 (4)	250,000	(7)	—
Chief Financial Officer (2)	2004	€0						—
	2003	€0

Stefan Layer	2005	€143,000/$195,109	67,200	—	$245,000 (5)	0		—
Chief Marketing & Sales	2004	€0
Officer / VP (2)	2003	€0

Maarten Minderhoud	2005	€143,000/$195,109	0	—	$21,000 (6)	40,000	(8)	—
General Counsel (2)	2004	€0						—
	2003	€0

Dominique Morel	2005	€143,000/$195,109	0	—		100,000	(9)	—
Chief Technology Officer (2)	2004	€0						—
	2003	€0

(1)	Willem M. Smit, the Company’s Chief Executive Officer, will not receive any salary until there are positive cash flows from operations. Currently, the Company only pays Mr. Smit for his business related expenses, and it provides him a company car.

(2)	Mr. Kohne, Layer, Minderhoud and Morel joined the Company in 2005.

(3)	Calculated by multiplying the amount of restricted stock by the restated value for Dutch income tax purposes of the restricted stock grant ($.70 per share).

(4)	In connection with Mr. Layer’s employment arrangement, we sold 364,556 restricted shares to Mr. Layer, our Chief Marketing & Sales Officer at an aggregate price of $1. The restricted shares have two years’ lock-up period during which Mr. Layer cannot sell the shares.

(5)	In connection with Mr. Kohne’s employment arrangement with the Company, we sold 90,000 restricted shares to Mr. Kohne at an aggregate price of $1. The restricted shares have two years’ lock-up period during which Mr. Kohne cannot sell the shares.

(6)	In connection with Mr. Minderhoud’s employment arrangement with the Company we sold 30,000 restricted shares to Mr. Minderhoud at an aggregate price of $1. The restricted shares have a two-year lock up period during which Mr. Minderhoud cannot sell the shares.

(7)	We granted to Mr. Kohne, 250,000 options to purchase shares of our common stock at an exercise price of $3.50 per share. A total of 62,500 shares of these options will vest on October 1, 2007, and the remaining options will vest in three equal installments on October 1, 2008, October 1, 2009 and October 1, 2010.

(8)	We granted to Mr. Minderhoud, 40,000 options to purchase shares of our common stock at an exercise price of $3.50 per share. A total of 250,000 shares of these options will vest on October1, 2007, and the remaining options will vest in three equal installments on September 1, 2008, September 1, 2009 and September 1, 2010.

(9)	We granted to Mr. Morel, 100,000 options to purchase shares of our common stock at an exercise price of $3.50 per share. A total of 250,000 shares of these options will vest on October1, 2007, and the remaining options will vest in three equal installments on October 1, 2008, October 1, 2009 and October 1, 2010
STOCK OPTIONS AND STOCK APPRECIATION RIGHTS
We do not have a stock option plan or stock appreciation rights plan. We intend to implement a stock option plan, which will require the prior approval of at least a majority of our shareholders.
The following table contains information concerning the grant of stock options under individual employment arrangements with the Names Executive Officers made during the fiscal year of 2005.

		Percentage of Total	Exercise
	Number of Securities	Options/SARs granted	or Base
	Underlying Options/SARs	to employees in fiscal	Price	Expiration
NAME	granted	year (2)	($/Sh)	date
Dominique Morel (1)	100,000	26%	$3.50	October 1, 2010
Jan Willem Kohne (1)	250,000	64%	$3.50	October 1, 2010
Maarten Minderhoud(1)	40,000	10%	$3.50	September 1, 2010

(1)	See applicable footnotes to above Summary Compensation Table.

(2)	The Company has not granted any stock appreciation rights in the fiscal year ended December 31, 2005.
Option Exercises and Holdings
During the fiscal year ended December 31, 2005, no options were exercised.

Directors’ Compensation
     Each non-employee director is paid an annual cash retainer in the amount of $30,000 ($36,000 for the Chairman) for attending the meetings of the Board of Directors or its committees at which there is a quorum, whether in person or by telephone. In addition, all directors are eligible for reimbursement of their expenses in attending meetings of the Board of Directors or its committees. Further, each non-employee director is granted per year of service options to purchase share of the Company’s common stock with a cash equivalent equal to the annual cash retainer. Stock options are granted and valued at 33% of the prevailing stock price. The prevailing stock price is the closing price of the stock on the business day prior to the date of grant (being the day of the annual meeting). Such options vest upon a waiting period of two years following the date of grant in three equal installments over three years and have a term of four years.
Employment Agreements
     Effective as of February 1, 2002 Playlogic International entered into an employment agreement with Rogier M. Smit, to be executive vice president and managing director of Playlogic Game Factory B.V. The agreement is for an indefinite period, but can be terminated by the Company upon three months notice and one additional month per year of service or by Mr. Smit upon three months notice. Mr. Smit ´s starting salary was $9,427 (€7,500) per month. On July 1, 2005, his base salary increased to $15,009 (€11,000) per month. In addition to his salary, Mr. Smit is entitled to a company car. Pursuant to the agreement, Mr. Smit is also subject to confidentiality, non-competition and invention assignment requirements.
     Mr. Kohne is a party to an employment agreement with the Company dated October 1, 2005. The agreement is for an indefinite period, but can be terminated by the Company upon six months notice or by Mr. Köhne upon three months notice. Mr. Kohne’s starting salary is $15,055 (€11,034) per month, and the Company paid him a bonus of ($48,480) (€40,000) upon execution of the agreement. On October 1, 2005, pursuant to the agreement, Mr. Kohne received 90,000 shares of the Company’s common stock at par value of $0.001. Such shares will be subject to a two-year lock up period. After the lock up period Mr. Kohne will be permitted to sell up to 50% of his shares each year. Moreover, Mr. Kohne was granted 250,000 options to purchase shares of common stock of the Company at an exercise price of $3.50 per share. 62,500 of these options vest on October 1, 2007, and 62,500 of the remaining options will vest on October 1, 2008, October 1, 2009 and October 1, 2010, respectively. Mr. Kohne is also subject to confidentiality, non-competition and invention assignment requirements.
     In January 2005, Playlogic International entered into an employment agreement with Stefan Layer, Chief Marketing & Sales Officer, effective as of April 1, 2005. Pursuant to the terms of the agreement, Mr. Layer is responsible for marketing, sales and licensing. The agreement is for an indefinite period, but can be terminated by the Company upon six months notice or by Mr. Layer upon three months notice. Mr. Layer’s starting salary is $15,009 (€11,000) per month. In addition to his salary, Mr. Layer is entitled to an annual bonus equal to 1% of our net profit of the net consolidated year figures after taxes. Under this agreement, Mr. Layer received 500,000 ordinary shares of Playlogic International at a nominal value of $0.068 (€0.05) per share which were exchanged for 364,556 shares of the Company’s common stock. Such shares are subject to a two-year lock up period. After the lock up period Mr. Layer will be permitted to sell up to 50% of his shares each year. If Mr. Layer terminates the agreement or is dismissed, the shares he still owns must be sold back to the Company at nominal value. Pursuant to the agreement, Mr. Layer is also subject to confidentiality, non-competition and invention assignment requirements.
     In August 2005, Playlogic International entered an employment contract with Maarten Minderhoud as General Counsel effective as of September 1, 2005. The agreement is for an indefinite period but can be terminated by the Company upon six months notice or by Mr. Minderhoud upon 3 months notice. Mr. Minderhoud’s starting salary will be $15,055 (€11,034) per month. On September 1, 2005, pursuant to the agreement, Mr. Minderhoud received 30,000 shares of the Company’s common stock at par value of $0.001. Such shares will be subject to a two-year lock up period. After the lock up period Mr. Minderhoud will be permitted to sell up to 50% of his shares each year. Pursuant to the agreement, Mr. Minderhoud was granted 40,000 options to purchase shares of common stock of the Company at an exercise price of $3.50 per share. 10,000 of these options vest on September1, 2007, and 10,000 of the remaining options will vest on September1, 2008, September1, 2009 and September 1, 2010. Pursuant to the agreement, Mr. Minderhoud is also subject to confidentiality, non-competition and invention assignment requirements.

     In August 2005, Playlogic International entered an employment contract with Dominique Morel as Chief Technology Officer effective as of September 14, 2005. The agreement is for an indefinite period but can be terminated by the Company upon six months notice or by Mr. Morel upon 3 months notice. Mr. Morel’s starting salary will be $15,008.50 (€11,000) per month. Pursuant to the agreement, Mr. Morel was granted 100,000 options to purchase shares of common stock of the Company at an exercise price of $3.50 per share. 25,000 of these options vest on October 1, 2007, and 25,000 of the remaining options will vest on October 1, 2008, October 1, 2009 and October 1, 2010. Pursuant to the agreement, Mr. Morel is also subject to confidentiality, non-competition and invention assignment requirements.
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth, as of March 31, 2006, information concerning the ownership of all classes of common stock of the Company of (i) all persons known to the Company to beneficially own 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) the Named Executive Officers and (iv) all directors and executive officers of the Company as a group. Share ownership includes shares issuable upon exercise of outstanding options that are exercisable within 60 days of March 31, 2006.

	Number of
	Shares of	Percentage of
Name and Address (1)	Common Stock	Common Stock

Sloterhof Investments N.V. Kaya Richard J. Beaujon Z/N Curacao, Netherlands Antilles	7,303,357	30.36%

Castilla Investments B.V. Concertgebouwplein 13 1071 LL Amsterdam The Netherlands	1,777,496	7.39%

Wind Worth Luxembourg Holding S.A.H 19 Rue de l’Industrie 8069 Betrange Luxembourg	2,138,874	8.89%

Sophia International Holding S.A.H. 3 Rue de Bains Luxembourg L-2016 Luxembourg	1,611,500	6.70%

Willem Smit (2)	7,303,357	30.36%

Rogier Smit (3)	1,777,496	7.39%

Stefan Layer	364,556	1.52%

Jan Willem Kohne	90,000	*

Erik L.A. van Emden	0	*

Willy J. Simon	87,494	*

George M. Calhoun	200	*

All directors and executive officers as a group	9,623,103	40%

*	Less than 1%

(1)	Unless otherwise indicated, the address is our address at Concertgebouwplein 13, 1071 LL Amsterdam, The Netherlands.

(2)	Includes shares held by Sloterhof Investments N.V.

(3)	Includes shares held by Castilla Investments B.V.
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Sloterhof agreed to reimburse the Company for approximately €900,000 for expenses incurred in connection with the share exchange transaction between the Company and the former stockholders of Playlogic International N.V. in July 2005. The Company is not obligated to issue Sloterhof any equity in exchange for this reimbursement, and the Company is not obligated to repay any amounts to Sloterhof as a result of this reimbursement.
ITEM 13. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
     (a) Documents filed as part of Form 10-KSB
1.	Financial Statements:

The following financial statements of the Company are submitted in a separate section pursuant to the requirements of Form 10-KSB, Part I, Item 8 and Part IV, Items 14(a) and 14(d):

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheet

Consolidated Statements of Operations and Comprehensive Income

Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

2.	Schedules Supporting Financial Statements:

All schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the consolidated financial statements or notes to the consolidated financial statements.

3.	Exhibits:

Exhibit Index

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15-14(a)	Filed Herewith

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15-14(a)	Filed Herewith

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees.
     The aggregate fees billed by BDO CampsObers for professional services rendered for (i) the review of financial statements included in the Company’s Forms 10-Q for the quarters ended, June 30, 2005 and September 30, 2005, (ii) the audit of the Company’s financial statements for the fiscal year ended December 31, 2005 and (iii) audit-related services were $455,075.
     The aggregate fees billed by BDO CampsObers for professional services rendered for the review of financial statements for the fiscal year ended December 31, 2004 were $176,000.
     The aggregate fees billed by SWHCPA for professional services rendered for the review of financial statements included in the Company’s Forms 10-Q for the quarters ended June 30, 2005 and September 30, 2005 and the audit of the Company’s financial statements for the fiscal year ended December 31, 2005 were $27,400.
Audit-Related Fees.
     An aggregate amount of $6,125 was billed by SWHCPA for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, for the years ended December 31, 2005 and 2004, and are not disclosed in the paragraph captions “Audit Fees” above.
     An aggregate amount of $631,323 were billed by BDO CampsObers for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, for the years ended December 31, 2005 and 2004, and are not disclosed in the paragraph captions “Audit Fees” above.
Tax Fees.
     There were no fees for tax compliance, tax advice or tax planning services by SWHCPA for the fiscal year ended December 31, 2004. The aggregate fees for such services by SWHCPA for the fiscal year ended December 31, 2005 were $263. The aggregate fees for such services by BDO CampsObers were $9,811 for the fiscal year ended December 31, 2005 and $7,007 for the fiscal year ended December 31, 2004.
All Other Fees.
     An aggregate amount of 1,625 was billed by SWHCPA for products and services, other than the services described in the paragraphs captions “Audit Fees”, “Audit-Related Fees”, and “Tax Fees” above for the years ended December 31, 2005 and 2004.
     No other fees were billed by BDO CampsObers for products and services, other than the services described in the paragraphs captions “Audit Fees”, “Audit-Related Fees”, and “Tax Fees” above for the years ended December 31, 2005 and 2004.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Playlogic International, INC.

Dated: May 4, 2006	By	/s/ Willem M. Smit

Willem M. Smit
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Willy S. Simon Willy. Simon	Chairman of the Board	May 4, 2006

/s/ Willem M. Smit Willem M. Smit	Director and Chief Executive Officer	May 4, 2006

/s/ Jan Willem Kohne Jan Willem Kohne	Chief Financial Officer (Principal Financing and Accounting Officer)	May 4, 2006

/s/ Erik L.A. van Emden Erik L.A. van Emden	Director	May 4, 2006

/s/ George M. Calhoun George M. Calhoun	Director	May 4, 2006

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)

LETTERHEAD OF S. W. HATFIELD, CPA
REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Playlogic Entertainment, Inc.
     (formerly Donar Entertainment, Inc.)
We have audited the accompanying consolidated balance sheet of Playlogic Entertainment, Inc. (formerly Donar Enterprises, Inc.) (a Delaware corporation) and Subsidiaries (Netherlands corporations) as of December 31, 2005 and the related statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2005, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
The consolidated statement of operations and comprehensive loss and consolidated statement of cash flows of the Company’s subsidiaries, Playlogic International, N. V. and it’s wholly-owned subsidiary, Playlogic Game Factory, B. V., as of and for the year ended December 31, 2004 were audited by other auditors whose report was dated May 24, 2005 and included a paragraph expressing substantial doubt about Playlogic International, N. V.s ability to continue as a going concern.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Playlogic Entertainment, Inc. as of December 31, 2005 and the results of its operations and cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has not fully realized the potential of it’s business plan and, accordingly, has experienced limited revenues related to the sale of videogames. Additionally, the Company continues to experience net operating losses and is reliant upon outside sources of working capital to meet current obligations. The Company’s existence is dependent upon the successful introduction of videogame products into the marketplace and the ability to raise working capital from outside sources. These circumstances create substantial doubt about the Company’s ability to continue as a going concern and Management’s plans in regard to these matters are also described in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

/s/ S. W. Hatfield, CPA

S. W. HATFIELD, CPA
Dallas, Texas
May 1, 2006

LETTERHEAD OF BDO CampsObers
REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholder
Playlogic International, N. V.
We have audited the accompanying consolidated statements of operations and comprehensive loss, and consolidated statement of cash flows of Playlogic International N. V. and Subsidiary (corporate entities registered in The Netherlands) for the year ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Playlogic International, N. V. for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, based upon the Company’s financial position and continuity, it is not impossible that the business operations will be maintained in the longer term. These issues raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note C. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ BDO CampsObers

BDO CampsObers
Amstelveen, The Netherlands
24th May 2005

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
CONSOLIDATED BALANCE SHEET
December 31, 2005

December 31,
2005
ASSETS
Current Assets
Cash on hand and in bank	$139,760
Accounts receivable
Trade, net of allowance for doubtful accounts of $276,070	645,884
Loans to affiliated companies	495,743
Value Added Taxes from foreign governments	764,247
Prepaid expenses and other	927,214

Total current assets	2,972,848

Property and Equipment — at cost
Computers and office equipment	1,365,939
Leasehold improvements	232,814
Software	284,859

1,883,612

Less accumulated depreciation	(1,133,933)

Net property and equipment	749,679

Other assets
Capitalized software development costs	3,105,418

Total other assets	3,105,418

Total Assets	$6,827,945

- Continued -
The accompanying notes are an integral part of these consolidated financial statements.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
CONSOLIDATED BALANCE SHEET — CONTINUED
December 31, 2005

December 31,
2005
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$1,531,052
Current maturities of long-term debt	35,487
Accounts payable — trade	2,569,558
Payroll taxes payable	2,303,344
Other accrued liabilities
Accrued wages and related personnel costs	269,793
Other	817,022
Deferred revenues	9,729
Loan from stockholders	163,091

Total Current Liabilities	7,699,076

Long-Term Liabilities
Long-term debt, net of current maturities	248,409

Total Liabilities	7,947,485

Commitments and contingencies

Stockholders’ Deficit
Preferred stock — $0.001 par value. 20,000,000 shares authorized. None issued and outstanding	—
Common stock — $0.001 par value. 100,000,000 shares authorized. 24,057,207 shares issued and outstanding, respectively	24,057
The accompanying notes are an integral part of these consolidated financial statements.

December 31,
2005

Common stock warrants	1,266,369
Additional paid-in capital	37,549,545
Currency translation adjustments	(1,499,641)
Accumulated deficit	(37,230,526)

109,804

Stock subscriptions receivable	(1,229,344)

Total Stockholders’ Deficit	(1,119,540)

Total Liabilities and Shareholders’ Deficit	$6,827,945

The accompanying notes are an integral part of these consolidated financial statements.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years ended December 31, 2005 and 2004

	Year ended	Year ended
	December 31,	December 31,
	2005	2004
Revenues
Game software	$1,824,199	$109,487

Cost of Sales
Direct costs of production	1,082,306	35,906

Gross Profit	741,893	73,581

Operating expenses
Research and development	1,582,073	4,530,747
Selling and marketing	591,286	578,223
General and administrative	4,745,191	3,288,516
Expense related to intrinsic value of issued stock options	70,773	8,965,037
Depreciation	280,480	360,799

Total operating expenses	7,269,803	17,723,322

Loss from Operations	(6,527,910)	(17,649,741)

Other Income (Expense)
Interest expense	(288,165)	(2,499,104)
Expense related to the sale of common stock at less than “fair value”	(1,073,150)
Impairment charge related to investment in another entity	—	(14,008)

The accompanying notes are an integral part of these consolidated financial statements.

	Year ended	Year ended
	December 31,	December 31,
	2005	2004

Loss before provision for income taxes	(7,889,225)	(20,162,853)

Provision for Income Taxes	(78,091)	—

Net Loss	(7,967,316)	(20,162,853)
Other comprehensive income
Foreign currency translation adjustment	1,137,944	(1,869,999)

Comprehensive Loss	$(6,829,372)	$(22,032,852)

Net loss per weighted-average share of common stock outstanding, computed on Net Loss — basic and fully diluted	$(0.30)	$(0.89)

Weighted-average number of shares of common stock outstanding — basic and fully diluted	22,865,402	22,703,351

The accompanying notes are an integral part of these consolidated financial statements.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
Years ended December 31, 2005 and 2004

			Common	Additional	Currency	Stock
	Common Stock		stock	paid-in	translation	subscription	Accumulated
	Shares	Amount	warrants	capital	adjustment	receivable	deficit	Total

Balances at December 31, 2003	7,122,667	$7,123	$—	$349,010	$—	$—	$(373,174)	$(17,041)
Effect of 1 for 10 reverse split on April 15, 2005	(6,410,401)	(6,411)	—	6,411	—	—	—	—
Effect of reverse merger with Playlogic International, N. V. on June 30, 2005	21,836,930	21,837	—	32,377,477	(767,586)	—	(8,727,183)	23,562,581

Balances at December 31, 2003, as restated	22,549,196	22,549	—	32,732,898	(767,586)	—	(9,100,357)	23,545,540

Common stock issued pursuant to private placements for:
Services	32,080	32	—	16,008	—	—	—	16,040
Settlement of accrued officers compensation and repayment of advances from officer	184,618	185	—	92,124	—	—	—	92,309
The accompanying notes are an integral part of these consolidated financial statements.

			Common	Additional	Currency	Stock
	Common Stock		stock	paid-in	translation	subscription	Accumulated
	Shares	Amount	warrants	capital	adjustment	receivable	deficit	Total

Capital contributed to support operations	—	—	—	14,370	—	—	—	14,370
Change in currency translation adjustment	—	—	—	—	(1,869,999)	—	—	(1,869,999)
Net loss for the year	—	—	—	—	—	—	(20,162,853)	(20,162,853)

Balances at December 31, 2004	22,765,894	22,766	—	32,855,370	(2,637,585)	—	(29,263,210)	1,635,377

Common stock issued pursuant to private placements for:
Cash	936,132	936	1,266,369	2,500,887	—	(1,229,344)	—	2,538,848
Conversion of debt	255,181	255	—	918,397	—	—	—	918,652
Aggregate equalization charge for sale at less than “fair value”	—	—	—	983,150	—	—	—	983,150
Common stock issued pursuant to Employee Compensation Plan	100,000	100	—	59,900	—	—	—	60,000
Equalization charge for sale at less than “fair value”	—	—	—	90,000	—	—	—	90,000
Less: Cost of raising capital	—	—	—	(3,500)	—	—	—	(3,500)
Capital contributed to support operations	—	—	—	145,341	—	—	—	145,341
Change in currency translation adjustment	—	—	—	—	1,137,944	—	—	479,908
Net loss for the year	—	—	—	—	—	—	(7,967,316)	(7,967,316)

Balances at December 31, 2005	24,057,207	$24,057	$1,266,369	$37,549,545	$(1,499,641)	$(1,229,344)	$(37,230,526)	$(1,119,540)

The accompanying notes are an integral part of these consolidated financial statements.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005 and 2004

	Year ended	Year ended
	December 31,	December 31,
	2005	2004
Cash Flows from Operating Activities
Net loss	$(7,967,316)	$(20,162,853)
Adjustments to reconcile net income to net cash provided by operating activities
Currency translation adjustment	1,137,944	(1,869,999)
Depreciation	280,480	360,799
Bad debt expense	276,070	—
Impairment charges for goodwill	—	14,008
Expense charges for stock options	70,773	8,965,037
Expense related to common stock issuances at less than “fair value”	1,073,150	—
(Increase) Decrease in
Accounts receivable — trade and other	(1,686,201)	11,733
Prepaid expenses and other	(654,396)	(87,070)
Increase (Decrease) in
Deferred revenues	9,729	—
Accounts payable — trade	(618,035)	2,161,132
Payroll taxes payable	2,164,522	(610,981)
Other current liabilities	53,621	281,588

Net cash used in operating activities	(5,869,438)	(10,936,606)

Cash Flows from Investing Activities
Cash paid for software development	(1,931,021)	(679,696)
Cash advanced for prepaid royalties to affiliated entities	(406,985)	(88,758)
Cash paid to acquire property and equipment	(308,687)	(359,028)

The accompanying notes are an integral part of these consolidated financial statements.

	Year ended	Year ended
	December 31,	December 31,
	2005	2004
Net cash used in investing activities	(2,646,693)	(1,127,482)

Cash Flows from Financing Activities
Increase in cash overdraft	598,035	933,017
Net activity on short term notes to third parties	(807,011)	807,011
Principal payments on long-term debt	(43,824)	(2,243)
Cash advanced or repaid to shareholder — net	(7,434,035)	1,318,225
Proceeds from sales of common stock	3,446,728	—
Proceeds from sales of pre-merger subsidiary common stock	12,731,932	8,948,593
Cash contributed by shareholder to support operations	145,341	—
Cash paid to acquire capital	(3,500)	—

Net cash provided by financing activities	8,633,665	12,004,603

Increase (Decrease) in Cash and Cash Equivalents	117,534	(59,485)
Cash and cash equivalents at beginning of period	22,226	81,711

Cash and cash equivalents at end of period	$139,760	$22,226

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$288,165	$2,499,104

Income taxes paid (refunded)	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Common stock issued to repay notes payable	$918,652	$—

The accompanying notes are an integral part of these consolidated financial statements.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE A — ORGANIZATION AND DESCRIPTION OF BUSINESS
Playlogic Entertainment, Inc. (PEI) was incorporated on May 25, 2001 in accordance with the Laws of the State of Delaware as Donar Enterprises, Inc.
PEI’s initial business plan was to provide the conversion and filing of various documents prepared in accordance with either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, for small to mid-sized public companies with the U.S. Securities and Exchange Commission (SEC) electronically through EDGAR, the SEC’s Electronic Data Gathering, Analysis, and Retrieval system. The Company has never been affiliated with the SEC in any manner.
On February 27, 2002, PEI’s Registration Statement on Form SB-2 (SEC File No. 333-68702), registering 2,000,000 pre-reverse split shares to be sold at a price of $0.05 per share, was declared effective. Between July and December 2002, PEI sold an aggregate 656,000 pre-reverse split shares of stock under this Registration Statement.
In June 2004 and December 2004, respectively, PEI experienced separate changes in control and abandoned its business plan related to providing electronic filing services for small to mid-sized public companies and began a search to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.
On June 30, 2005, pursuant to a Securities and Exchange Agreement (Exchange Agreement) by and among PEI and Playlogic International N.V., a corporation formed under the laws of The Netherlands (Playlogic NV), and the shareholders of Playlogic NV (Playlogic NV Shareholders); the Playlogic NV Shareholders exchanged 100.0% of the issued and outstanding ordinary shares and preferred shares of Playlogic NV for an aggregate 21,836,930 shares of PEI’s common stock. As a result of this transaction, Playlogic NV became PEI’s wholly-owned subsidiary, now represents all of PEI’s commercial operations, and the Playlogic NV Shareholders control approximately 91.0% of the outstanding common stock of PEI, post-transaction.
Playlogic International N.V. was incorporated in the Netherlands in May 2002. Playlogic publishes interactive entertainment software for video game consoles, personal computers (PCs) and other handheld and mobile electronic devices developed by its internal studio and by third parties.

In subsequent notes, the consolidated entity is referred to as “Company”.
NOTE B — PREPARATION OF FINANCIAL STATEMENTS
The acquisition of Playlogic International N. V. on June 30, 2005, by Playlogic Entertainment, Inc. (formerly Donar Enterprises, Inc.) effected a change in control and was accounted for as a “reverse acquisition” whereby Playlogic International N. V. is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the June 30, 2005 “reverse acquisition” transaction, the historical financial statements of the Company reflect the financial statements of Playlogic International N. V. since it’s inception and the operations of Playlogic Entertainment, Inc. (formerly Donar Enterprises, Inc.) subsequent to June 30, 2005.
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE B — PREPARATION OF FINANCIAL STATEMENTS — Continued
Management acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented
For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.
These financial statements reflect the books and records of Playlogic Entertainment, Inc. (formerly Donar Enterprises, Inc.), Playlogic International N.V. (a corporation domiciled in The Netherlands) and its wholly-owned subsidiary Playlogic Game Factory B.V. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.
NOTE C — GOING CONCERN UNCERTAINTY
The Company is a global publisher of interactive software games designed for personal computers, and video game consoles and handheld platforms manufactured by Sony, Microsoft and Nintendo. Its principal sources of revenue are derived from publishing and distribution operations. Publishing revenues are derived from the sale of internally developed software titles or software titles developed by third parties. Operating margins in its publishing business are dependent upon its ability to continually release new, commercially successful products. Operating margins for titles based on licensed properties are affected by the company’s costs to acquire licenses. The company pursues a growth strategy by capitalizing on the widespread market acceptance of video game consoles, as well as the growing popularity of innovative action games that appeal to mature audiences.
The Company’s Playlogic NV subsidiary commenced operations in May 2002 and have recognized consolidated net operating losses of approximately €5,170,464 ($6,445,397) in 2005, approximately €16,193,241 ($20,162,853) in 2004, approximately €6,091,914 ($6,900,433) in 2003 and approximately €2,096,983 ($2,199,924) in 2002. Although management expects to achieve profitable operations in the future, the Company may never achieve profitability. Additionally, if the Company does achieve profitability, it may not be able to maintain profitability on a consistent basis. Accordingly, our auditor has included an explanatory paragraph indicating that substantial doubt exists about Playlogic International’s ability to continue as a going concern.
While the Company has contracts in place with several third-party developers and is developing several titles through it’s Playlogic Game Factory B.V. subsidiary, and anticipates successful debuts of these titles; the market for interactive entertainment software is characterized by short product lifecycles and frequent introduction of new products. Many software titles do not achieve sustained market acceptance or do not generate a sufficient level of sales to offset the costs associated with product development. A significant percentage of the sales of new titles generally occur within the first three months following their release. Therefore, our profitability depends upon our ability to develop and sell new, commercially successful titles and to replace revenues from titles in the later stages of their lifecycles. Any competitive, financial, technological or other factor which delays or impairs our ability to introduce and sell our software could adversely affect our future operating results.
The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.
The Company anticipates future sales of equity securities to raise working capital to support and preserve the integrity of the corporate entity. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE C — GOING CONCERN UNCERTAINTY — Continued
If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company’s ongoing operations would be negatively impacted to the point that all operating activities are ceased.
While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.
NOTE D — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
1.	Currency translation

The Company incurs expenses in both US Dollar and Euro transaction accounts. The Euro is the functional currency of the Company’s operating subsidiaries domiciled in The Netherlands. All transactions reflected in the accompanying financial statements have been converted into US Dollar equivalents.

For balance sheet purposes, at the end of any accounting cycle, the exchange rate at the balance sheet is used for all assets and liabilities. The utilized conversion rates are:

December 30, 2005:	$1.18290
December 31, 2004:	$1.36550
December 31, 2003	$1.25700
For revenues, expenses, gains and losses during a respective reporting period, an weighted average exchange rate for the respective reporting period is used to translate those elements. The Company’s management considers the Euro to be a stable currency. Accordingly, the Company calculates the weighted average exchange rate using the first day of the period being converted, the 15th of each respective month and the last day of each respective month in the reporting period. The exchange rates used for all revenues, expenses, gains and losses during the year-to-date periods ended, as noted, are:

December 31, 2005:	$1.24658
December 31, 2004:	$1.24514
December 31, 2003	$1.13272
2.	Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.
     Cash overdrafts may occur from time-to-time depending upon management’s cash management policies.
3.	Accounts receivable — trade

The Company’s current customers are located principally within Europe; however, the Company anticipates having customers throughout the world in future periods. The Company typically makes sales to most of its retailers and some distributors on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, credit limits and sales history. From time to time, distributors and retailers in the interactive entertainment software industry have experienced significant fluctuations in their business operations and a number of them have failed. The insolvency or business failure of any significant Company customer could have a material negative impact on the Company’s business and financial results.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE D — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
3.	Accounts receivable — trade — continued

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

Capitalized software development costs include payments made to independent software developers under development agreements, as well as direct costs incurred for internally developed products. The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86 — “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable. The Company also capitalizes internal software development costs and other content costs subsequent to establishing technological feasibility of a title. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. At each balance sheet date, the company evaluates the recoverability of capitalized software costs based on undiscounted future cash flows and charges to operations any amounts that are deemed unrecoverable. The Company’s agreements with third-party developers generally provide it with exclusive publishing and distribution rights and require it to make advance payments that are recouped against royalties due to the developer based on the contractual amounts of product sales, adjusted for certain costs.

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

The Company has adopted the provisions of AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” whereby all organizational and initial costs incurred with the incorporation and initial capitalization of the Company were charged to operations as incurred.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE D — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
8.	Research and development expenses

Research and development expenses include the direct costs related to software and game development which are incurred prior to the establishment of technological feasibility of a specific game title or product. These costs are charged to operations as incurred.

9.	Advertising expenses

The Company does not utilize direct solicitation advertising. All other advertising and marketing expenses are charged to operations as incurred.

10.	Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 2005 and 2004, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization and the anticipated utilization of net operating loss carryforwards to offset current taxable income..

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

Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company’s net income (loss) position at the calculation date.

As of December 31, 2005 and 2004, the Company’s outstanding stock options and warrants are considered anti-dilutive due to the Company’s net operating loss position.
(Remainder of this page left blank intentionally)

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE D — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
13.	Revenue recognition

The Company evaluates the recognition of revenue based on the criteria set forth in SOP 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and U. S. Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB 104, “Revenue Recognition”. The Company evaluates revenue recognition using the following basic criteria:
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
The Company defers revenues on sales which do not confirm to the above listed criteria until such time that the billed amount is either paid or any attached right-of-return expires/terminates.
14.	New accounting pronouncements

In November 2004, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The initial application of SFAS No. 151 is not expected to have a significant impact on the Company’s financial position or results of operations.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which addresses the accounting for employee stock options. SFAS 123(R) revises the disclosure provisions of SFAS 123 and supersedes APB 25. SFAS 123(R) requires that the cost of all employee stock options, as well as other equity-based compensation arrangements, be reflected in financial statements based on the estimated fair value of the awards. In March 2005, the Securities & Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107, “Share-Based Payment,” which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations, and is intended to assist in the initial implementation. SFAS(R) is effective for all companies that file as small business issuers as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company is currently evaluating the provisions of SFAS 123(R) and its effect on its financial statements. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In December 2004, the FASB issued SFAS 153, “Exchanges of Nonmonetary Assets, an amendment of APB 29, Accounting for Nonmonetary Transactions.” This statement’s amendments are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE D — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — CONTINUED
14.	New accounting pronouncements — continued

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”(“FIN 47”), which is an interpretation of SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS 143 and requires an entry to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which will require entities that voluntarily make a change in accounting principle to apply that change retroactively to prior periods’ financial statements unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, “Accounting Changes” (“APB No. 20”), which previously required that most voluntary changes in accounting principle be recognized by including in the current period’s net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between “retrospective application” of an accounting principle and the “restatement” of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The provisions of SFAS No. 154 are not expected to affect the Company’s consolidated financial statements.
NOTE E — FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.
Interest rate risk is the risk that the Company’s earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.
Financial risk is the risk that the Company’s earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.
(Remainder of this page left blank intentionally)

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE F — CONCENTRATIONS OF CREDIT RISK
The Company maintains its United States and Netherlands based cash accounts in financial institutions subject to certain governmental administered insurance coverage programs. The United States based accounts are covered by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. Through December 31, 2005, and subsequent thereto, the Company maintained deposits in a United States financial institution and incurred no losses as a result of any unsecured bank balance through September 30, 2005 or subsequent thereto.
The Company is exposed to currency risks. The Company is particularly exposed to fluctuations in the exchange rate between the U.S. Dollar and the Euro, as it incurs manufacturing costs and prices its products in the Euro (the Company’s operating subsidiary’s functional currency) while a portion of its revenue is denominated in U.S. Dollars. A substantial portion of the company’s assets, liabilities and operating results are denominated in Euros, and a minor portion of its assets, liabilities and operating results are denominated in currencies other than the Euro. The Company’s consolidated financial statements are expressed in US Dollars. Accordingly, its results of operations are exposed to fluctuations in various exchange rates. As of the applicable balance sheet dates, the exposure was very limited, hence, no hedging activities were deemed necessary by management. In the Company’s exchange rate agreements, it uses fixed interest rates.
NOTE G — PROPERTY AND EQUIPMENT
Property and equipment consists of the following at December 31, 2005:

	Carrying value	Estimated Life
Computers and office equipment	$1,365,939	3-5 years
Leasehold improvements	232,814
Initial lease term	284,859	3-5 years

Software	1,883,612
Less accumulated depreciation	(1,133,933)

Net property and equipment	$749,679

NOTE H — AMOUNTS DUE FROM RELATED PARTIES
The Company has advanced an aggregate $ 495,743 to Engine Software, an entity in which the Company has an approximate 47.5% equity interest, for software development. These amounts bear interest at 7% per annum and will be recouped against future royalties due to Engine Software based on the contractual amounts of product sales, as adjusted for certain costs.
NOTE I — LONG-TERM DEBT
Long-term debt consists of the following at December 31, 2005:

Note payable to a landlord for leasehold improvements. Payable in quarterly installments of approximately	$8,871
Final maturity in 2013.	$283,896
Less current maturities	(35,487)

Current portion	$248,409

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE I — LONG-TERM DEBT — Continued
Future maturities of long-term debt are as follows:

Year ending
December 31,	Amount
2006	$35,487
2007	35,487
2008	35,487
2009	35,487
2010	35,487
2011-2015	106,481

Totals	$283,896

NOTE J — LOAN FROM STOCKHOLDERS
Through December 31, 2005, various Company shareholders have advanced approximately $163,091 for working capital purposes. These loans bear interest at 7.0% and are due in August 2006.
NOTE K — INCOME TAXES
The components of income tax (benefit) expense for each of the years ended December 31, 2005 and 2004, respectively, are as follows:

	Year ended	Year ended
	December 31,	December 31,
	2005	2004
Domestic:
Current	$—	$—

Deferred	—	—

Foreign:
Current	78,091	—

	Year ended	Year ended
	December 31,	December 31,
	2005	2004
Deferred	—	—

	78,091	—

State:
Current	—	—
Deferred	—	—

Total	$78,091	$—

As of December 31, 2005, the Company has a net operating loss carryforward of approximately $400,000 to offset future for United States taxable income and approximately $25,400,000 to offset future Netherlands taxes. Subject to current United States regulations, the approximate $400,000 carryforward will begin to expire in 2020. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code and the Dutch Government. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the United States carryforwards.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE K — INCOME TAXES — Continued
The Company’s income tax expense (benefit) for the years ended December 31, 2005 and 2004, respectively, differed from the statutory rate of 34% as noted below:

	Year ended	Year ended
	December 31,	December 31,
	2005	2004
Statutory rate applied to loss before income taxes	$(2,708,900)	$(7,512,500)
Increase (decrease) in
income taxes resulting from:
Foreign income taxes	2,269,491	7,512,500
State income taxes	—	—
Deferred income taxes	—	—
Non-deductible items:
Expense related to common stock issued at less than “fair value”	364,900	—
Other, including reserve for deferred tax asset and effect of graduated tax brackets	152,600	—

Total income tax expense (benefit)	$78,091	$—

Temporary differences, consisting primarily of the timing of the utilization of net operating loss carryforwards, give rise to deferred tax assets as of December 31, 2005.

Net operating loss carryforwards	$8,643,000
Less valuation allowance	(8,643,000)

Net Deferred Tax Asset	$—

During the year ended December 31, 2005, the valuation allowance increased by approximately $1,758,000.
NOTE L — COMMON STOCK TRANSACTIONS
On February 21, 2005, by written consent in lieu of meeting, stockholders representing 78.9% of the issued and outstanding shares of our common stock approved a recommendation of our Board of Directors to effect a one share for ten shares reverse stock split of our common stock, par value $.001 per share, with all fractional shares rounded down to the nearest whole share. The reverse split became effective on April 15, 2005. As a result of the reverse split, the total number of issued and outstanding shares of our common stock decreased from 9,289,647 shares to 928,964 shares, after giving effect to rounding for fractional shares. In the reverse split calculation, all fractional shares were rounded down to the nearest whole share. Holders of less than ten shares, prior to the reverse split, shall receive $0.30 per share as compensation. The effect of this action is reflected in the Company’s financial statements as of the first day of the first period.
On June 30, 2005, pursuant to a Securities and Exchange Agreement (Exchange Agreement) by and among the Company and Playlogic International N.V., a corporation formed under the laws of The Netherlands (Playlogic), and the shareholders of Playlogic (Playlogic Shareholders); the Playlogic Shareholders exchanged 100.0% of the issued and outstanding ordinary shares and preferred shares of Playlogic for an aggregate 21,836,924 shares of the Company’s common stock. As a result of this transaction, Playlogic became the Company’s wholly-owned subsidiary, now represents all of the Company’s commercial operations, and the Playlogic Shareholders control approximately 91.0% of the outstanding common stock of the Company, post-transaction.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE L — COMMON STOCK TRANSACTIONS — Continued
In conjunction with the above discussed reverse stock split, all share references in the following paragraphs reflect the April 15, 2005 reverse split action.
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
On June 1, 2005, the Company sold 100,000 shares of common stock to Timothy P. Halter, the Company’s former Chief Executive Officer and Director for gross proceeds of approximately $60,000, or $0.60 per share, pursuant to the exercise of a warrant granted on December 15, 2004 as consideration for an agreement for Mr. Halter agreeing to serve as an officer and director of the Company. This transaction was valued at less than the closing price of the Company’s common stock on the date of the transaction and resulted in a charge to operations of approximately $90,000.
On June 28, 2005, the Company sold 162,100 shares of its common stock to Johannes Wilhelmus Kluijtmans for aggregate consideration of $608,000, or approximately $3.75 per share. The sale was made pursuant to the terms of a Subscription Agreement, dated as of June 28, 2005, which agreement contained confidentiality and non-disclosure agreements and covenants. The sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that they are legended with reference to Rule 144. The Company never utilized an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with the above-referenced sale.
On July 5, 2005, the Company sold 36,000 shares of its common stock to C. J. W. A. Komen for total consideration of $135,000, or approximately $3.75 per share. The sale was made pursuant to the terms of a Subscription Agreement, dated as of July 5, 2005, which agreement contained confidentiality and non-disclosure agreements and covenants. This transaction was valued at less than the closing price of the Company’s common stock on the date of the transaction and resulted in a charge to operations of approximately $63,000. The sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that they are legended with reference to Rule 144. The Company never utilized an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with the above-referenced sale. As of December 31, 2005, approximately $29,344 of the subscription remains unpaid.
On December 28, 2005, the Company exchanged 255,181 shares of its common stock to Andrew van der Mark for the repayment of notes payable in the amount of approximately $918,652, or approximately $3.60 per share. The sale was made pursuant to the terms of a Subscription Agreement, dated as of December 28, 2005, which agreement contained confidentiality and non-disclosure agreements and covenants. This transaction was valued at less than the closing price of the Company’s common stock on the date of the transaction and resulted in a charge to operations of approximately $255,181. The sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that they are legended with reference to Rule 144. The Company never utilized an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with the above-referenced sale.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE L — COMMON STOCK TRANSACTIONS — Continued
On December 31, 2005, the Company sold 333,333 shares of its common stock to D. Swart for total consideration of $1,200,000, or approximately $3.60 per share. The sale was made pursuant to the terms of a Subscription Agreement, dated as of December 31, 2005, which agreement contained confidentiality and non-disclosure agreements and covenants. This transaction was valued at less than the closing price of the Company’s common stock on the date of the transaction and resulted in a charge to operations of approximately $466,666. The sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that they are legended with reference to Rule 144. The Company never utilized an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with the above-referenced sale. As of December 31, 2005, $1,200,000 in proceeds was received in January 2006.
On December 31, 2005, the Company exchanged 404,669 shares of its common stock to W. P. Deegen for cash of approximately $1,825,192, or approximately $4.51 per share. The sale was made pursuant to the terms of a Subscription Agreement, dated as of December 31, 2005, which agreement contained confidentiality and non-disclosure agreements and covenants. This transaction was valued at less than the closing price of the Company’s common stock on the date of the transaction and resulted in a charge to operations of approximately $198,302. The sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that they are legended with reference to Rule 144. The Company never utilized an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with the above-referenced sale.
NOTE M — STOCK WARRANTS
As a result of the December 15, 2004 change in control and in consideration for agreeing to serve as an officer and director of the Company, Timothy P. Halter was granted a stock warrant to purchase up to 100,000 post-reverse split shares of the Company’s restricted, unregistered common stock at an effective price of $0.60 per share, pursuant to a Registration Statement on Form S-8 under the Securities Act of 1933, as amended. On June 1, 2005, Mr. Halter exercised all of the outstanding warrants for $60,000 cash.

Concurrent with the December 31, 2005 stock sales to D. Swart and W. P. Deegen, the Company issued an aggregate 570,000 warrants to purchase an equivalent number of shares at an exercise price of $5.00 per share. The warrants may be exercised starting on January 1, 2007 and expire on December 31, 2008.
The following table presents warrant activity through December 31, 2005:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2004	100,000	$0.60

Issued	570,000	$5.00
Exercised	(100,000)	$0.60

Balance at December 31, 2005	570,000	$5.00

The weighted average exercise price of all issued and outstanding warrants at December 31, 2005 is approximately $5.00.
For purposes of computing the imputed fair value of each warrant issued is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2005: dividend yield of 0%, expected volatility of 61.2 (based on the volatility of the Company’s peer group); a risk-free interest rate of approximately 4.50%, and an expected life of three years.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE M — STOCK WARRANTS — Continued
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options and warrants, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock warrants have characteristics significantly different from those of traded warrants, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models may not necessarily provide a reliable single measure of the fair value of its warrants.
NOTE N — STOCK OPTIONS
Pursuant to an employment agreement, the Company granted Maarten Minderhood, in-house General Counsel, 40,000 options to purchase shares of our common stock at an exercise price of $3.50 per share. A total of 10,000 shares of the options will vest on September 1, 2007, and the remaining options will vest in three equal installments on October 1, 2008, October 1, 2009 and October 1, 2010.
Pursuant to an employment agreement, the Company granted Dominique Morel, Chief Technology Officer, 100,000 options to purchase shares of our common stock at an exercise price of $3.50 per share. A total of 25,000 shares of these options will vest on October1, 2007, and the remaining options will vest in three equal installments on October 1, 2008, October 1, 2009 and October 1, 2010.
Pursuant to an employment agreement, the Company granted Jan Willem Kohne, Chief Financial Officer, 250,000 options to purchase shares of our common stock at an exercise price of $3.50 per share. A total of 62,500 shares of these options will vest on October 1, 2007, and the remaining options will vest in three equal installments on October 1, 2008, October 1, 2009 and October 1, 2010.
A summary of our stock options for the two years ended December 31, 2005 is as follows:

Weighted average
price per share
Options outstanding at January 1, 2004	—	—
Issued	—	—
Exercised	—	—

		Weighted average
		price per share
Expired/Terminated	—	—

Options outstanding at December 31, 2004	—	—
Issued	390,000	$3.50
Exercised	—	—
Expired/Terminated	—	—

Options outstanding at December 31, 2005	390,000

The weighted average exercise price of all issued and outstanding options at December 31, 2005 is approximately $3.50.
The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123) and charges the intrinsic value of granted stock options to expense as of each respective grant date. Accordingly, approximately $70,773 has been charged to operations for the intrinsic value of granted stock options.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE N — STOCK OPTIONS — Continued
For purposes of computing the charge to operations required by SFAS No. 123, the fair value of each option granted to employees and directors is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2005: dividend yield of 0%, expected volatility of 61,2% (based upon the actual volatility of the Company’s peer group), a risk-free interest rate of approximately 4.5%, and an expected life of three (3) years.
The weighted-average fair value of options covering approximately 390,000 shares of common stock granted during the year ended December 31, 2005 for which the exercise price was equal to the market price on the grant date was $2.22 and the weighted-average exercise price was $3.50.
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.
NOTE O — COMMITMENTS AND CONTINGENCIES
Security agreement
Playlogic Game Factory B.V., on August 31, 2004, signed a security agreement in favor of the Dutch Tax Authorities for the amount $98,394 concerning Engine Software B.V.
Transactions with related parties
In 2004, Sloterhof Investments N.V. and Castilla Investments B.V., entities owned and controlled by members of the Company’s current management were previously granted a stock option right to acquire up to a total of 8,609,189 shares in Playlogic International N. V. with an exercise price at par value of €0.05. The intrinsic value of this option right was charged to operations upon it’s grant during 2004.

Sloterhof Investments N.V. has reimbursed Playlogic International, N. V. for approximately $1,121,000 in expenses incurred in connection with the previously discussed reverse merger — share exchange transaction with the Company.
Office leases
The Company leases it’s executive offices located at Concertgebouwplein 13 in Amsterdam from Mr. Prof. Dr. D. Valerio. This lease agreement which expires on March 31, 2007. This lease agreement contains an extension option, which if exercised, will extend the expiration date to March 31, 2012. The lease requires annual payments of approximately$81,363 (€59,628.52) per year, to be paid in quarterly installments.
Our subsidiary, Playlogic Game Factory, B. V., previously operated in leased offices. located at Hoge Mosten 16-24 in Breda, from Kantoren Fonds Nederland B.V. pursuant to a lease agreement which expires on February 28, 2007. The lease requires annual payments of approximately $85,327 (€62,534) per year. Due to space limitations, Playlogic Game Factory, B. V. has abandoned this property and is no longer using this location, by an official notice to the landlord. The landlord has granted the Company permission to sublease this property; however, to date, the Company has not found an interested party to date. The Company has accrued the total obligation due to the landlord under the original terms of the lease as of the abandonment date.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE O — COMMITMENTS AND CONTINGENCIES — Continued
Office leases — continued
Our subsidiary, Playlogic Game Factory, B. V., leases offices located at Hambroeklaan 1 in Breda from Neglinge BV pursuant to a lease agreement which expires on October 1, 2013. This lease agreement contains an extension option, which if exercised, will extend the expiration date to October 1, 2018. At the execution of this lease agreement, the landlord committed itself to invest approximately $409,350 (€300,000) in leasehold improvements which are scheduled to be repaid by Playlogic Game Factory B.V. over a 10 year period. The lease requires annual payments of approximately$40,935 (€30,000) per year, payable in quarterly installments.
On June 1, 2005, the Company entered into a new lease agreement for new corporate offices at Amstelveenseweg 639-710 in Amstelveen. The lease requires annual payments of approximately$272.90 (€200.00) per square meter for rent and $34.00 (€25.00) per square meter for service costs. Payment starts July 2006 for approximately 1/2 of the leased premises (approximately 750 square meters) and in January 2007, payment will start on the second 1/2 of the leased premises (approximately 750 square meters). Payment of the service costs for each of the 750 square meter segments began at the execution of the lease agreement. The lease expires in June 2011.
Future non-cancellable lease payments on the above leases for office space are as follows:

Year ending
December 31,	Amount
2006	$581,359
2007	673,033
2008	645,272
2009	645,272
2010	645,272
2011-2015	1,475,076

Totals	$4,665,284

Transportation leases
The Company leases 23 automobiles for certain officers and employees pursuant to the terms of their individual employment agreements under operating lease agreements. These agreements are for terms of 3 to 4 years and begin to expire in 2006. The leases require monthly aggregate payments of approximately $24,760.
Future non-cancellable lease payments on the above leases for automobile leases are as follows:

Year ending
December 31,	Amount
2006	$208,292
2007	131,480
2008	84,349
2009	44,892

Totals	$469,013

Employment agreements
Willem M. Smit, the Company’s Chief Executive Officer, has agreed to not receive any cash compensation until such time that the Company achieves positive cash flows from operations. However, the Company does reimburse Mr. Smit for his business related expenses and provides him with an automobile. As Mr. Smit provides executive management and oversight services to the Company, an amount of $100,000 is imputed as the value of his services and recorded as additional contributed capital to the Company.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE O — COMMITMENTS AND CONTINGENCIES — Continued
Employment agreements — continued
On February 1, 2002, we entered into an employment agreement with Rogier M. Smit, to be the Company’s Executive Vice President and Managing Director of Playlogic Game Factory B.V. The agreement is for an indefinite period; but, may be terminated by the Company upon three (3) months notice and one (1) additional month per year of service or by Rogier Smit upon three (3) months notice. Rogier Smit’s starting salary was $9,427 (€7,500) per month. On July 1, 2005, the base salary was increased to $15,009 (€11,000) per month. In addition to his salary, Mr. Smit is entitled to a company car. Pursuant to the agreement, Rogier Smit is also subject to confidentiality, non-competition and invention assignment requirements. Rogier Smit is the son of Willem Smit.
In January 2005, the Company entered into an employment agreement with Stefan Layer, our Chief Operating Officer and Vice President of Marketing and Sales, effective April 1, 2005. Pursuant to the terms of the agreement, Mr. Layer is responsible for our marketing, sales and licensing. This agreement is for an indefinite period, but can be terminated by the Company upon six (6) months notice or by Mr. Layer upon three (3) months notice. Mr. Layer’s starting salary is approximately $15,009 (€11,000) per month. In addition to his salary, Mr. Layer is entitled to an annual bonus equal to 1% of our net profit of the net consolidated year figures after taxes. However, during the first two years of his employment (the period from April 2005 to April 2006 and the period from April 2006 to April 2007), the amount of profit sharing to which Mr. Layer is entitled will be no less than $7,641 (€5,600) per month. Additionally, Mr. Layer received 364,556 shares of the Company’s common stock at a nominal value of $0.068 (€0.05) per share which were transferred to Mr. Layer by Sloterhof Investments, N. V., a company controlled by Willem Smit, the Company’s Chief Executive Officer. This transaction was recorded as compensation expense to Mr. Layer and as additional contributed capital. These shares are subject to a two year lock up period. After the lock up period, Mr. Layer will be permitted to sell up to 50% of his shares each year. If Mr. Layer terminates the employment agreement or is dismissed, the shares he still owns must be sold back to us at nominal value. Pursuant to the agreement, Mr. Layer is also subject to confidentiality, non-competition and invention assignment requirements.
In August 2005, the Company entered into an employment agreement with Dominique Morel to be the Company’s Chief Technology Officer. This agreement is for an indefinite period but can be terminated by the Company upon six (6) months notice or by Mr. Morel upon three (3) months notice. Mr. Morel’s starting salary will be $14,008.50 (€11,000) per month. Under this agreement, as approved by the Company’s Board of Directors, Mr. Morel shall be entitled to participate in a long term incentive plan of Playlogic in force from time to time. Options to be granted during the first year of this agreement will consist of a minimum of 100,000 shares at an exercise price of $3.50 per share. Pursuant to the agreement, Mr. Morel is also subject to confidentiality, non-competition and invention assignment requirements.
On October 1, 2005, the Company entered into an employment agreement with Jan Willem Kohne to be the Company’s Chief Financial Officer. This agreement is for an indefinite period, but can be terminated by the Company upon six (6) months notice or by Mr. Kohne upon three (3) months notice. Mr. Kohne’s starting salary will be approximately $15,055 (€11,034) per month, and the Company paid a signing bonus of approximately $48,480 (€40,000) upon execution of this agreement. Pursuant to the agreement, Mr. Kohne was granted 250,000 options to purchase shares of common stock of the Company at an exercise price of $3.50 per share. These options vest in increments of 62,500 shares on each of the agreement anniversary dates, starting on October 1, 2007. Mr. Kohne is also subject to confidentiality, non-competition and invention assignment requirements.
In addition to the above detailed discussions, the Company has approximately 50 other employees which are based in the Netherlands and have executed employment agreements with the Company pursuant to the Law of the Netherlands. Substantially all of these employment contracts run for an indefinite period of time. As to these non executive employees, the Company may terminate the employment upon a two-month notice, and the employee may terminate the employment upon a one-month notice. The Company is obliged to continue to pay the stated base salary and fringe benefits to our employees during the notice period. The Company typically pays an annual base salary and allow our staff certain benefits. Our employees are entitled to 26 vacation days a year and approximately 23 of our employees are entitled to a company car. Two of our senior non-Dutch executives are entitled to receive allowances for housing, and home leave travel cost.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE O — COMMITMENTS AND CONTINGENCIES — Continued
Employment agreements — continued
Further, under Dutch law, the Company is obligated to any employee, in the event of illness, 100% of his base salary from the first day of illness reporting for a maximum period of 52 weeks, calculated from this first day of illness. After the lapse of the period of 52 weeks, the Company is obligated to pay 70% of the base pay during a period with a maximum of 52 weeks counted from the first day of the 53rd week following the date of illness reporting. We currently do not have any pension plan or other retirement schedule. The cost associated with employers contribution to the Dutch social security system are per employee in the range of 15% of annual base pay.
In the event of the termination of all employees, the Company will pay all non-senior executive personnel, on average, the required two month notice amounts and the six (6) senior executives the six month notice amounts plus the requisite Netherlands social security payments for an estimated total of approximately €900,000 (or approximately $1,065,000).
Software development contracts
The Company has entered into six (6) separate software development contracts with unrelated entities. These contracts require periodic payments of agreed-upon amounts upon the achievement of certain developmental milestones, as defined in each individual contract. All of these contracts have completion deadlines of less than one (1) year from the contract execution and will require an aggregate funding liability of approximately $4,480,000 through completion.
Litigation
On December 15, 2005, Playlogic International N.V. (Plaintiff) filed a motion to institute proceedings against Digital Concepts DC Studios Inc. Montreal (Defendant) and South Peak Interactive LLC North Carolina (Defendant) with the Superior Court of the Province of Quebec District of Montreal Canada. Playlogic claims damages in the amount of Canadian $9,262,640 in view of the alleged unlawful termination by DC Studios of a Letter of Intent under which DC Studios granted us exclusive worldwide publishing rights of State of Emergency 2, a title to be released in first half of 2006. The Company sued South Peak in these proceedings as the second defendant because South Peak, in violation of a clear letter of demand issued by us to them, has entered into a publishing agreement with DC Studios with respect to the game titled “State of Emergency 2”.
The Company is also involved in a number of minor legal actions incidental to its ordinary course of business.
With respect to the above matters, the Company believes that it has adequate legal claims or defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future financial position or results of operations.

(Remainder of this page left blank intentionally)

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE P — SEGMENT INFORMATION AND REVENUE CONCENTRATIONS
The Company sells it’s products to wholesale distributors in various domestic and foreign markets. The following table shows the Company’s gross revenue composition:

	Year ended		Year ended
	December 31, 2005		December 31, 2004
	Amount	% of total	Amount	% of total
Europe and United Kingdom
Customer A	558,181	31%	—	—%
Customer B	262,530	14%	—	—%
Others	616,636	34%	119,982	100%

	1,437,347	79%	119,982	100%

Middle East/Africa
Others	13,982	1%	—	—%

	13,982	1%	—	—%

Asia	—	—%	—	—%

United States
Customer C	353,817	19%	—	—%
Others	19,073	1%	—	—%

	372,890	20%	—	—%

South America	—	—%	—	—%

Totals	$1,824,199	100%	$119,982	100%

NOTE Q — SELECTED FINANCIAL DATA (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004, respectively.

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Year ended
	March 31	June 30	September 30	December 31	December 31
Year ended December 31, 2005
Net revenues	$532,138	$204,421	$542,579	$545,061	$1,824,199
Gross profit	$409,061	$187,729	$206,199	$(61,096)	$741,893
Net loss from operations	$(559,990)	$(999,448)	$(655,511)	$(5,752,367)	$(7,967,316)
Basic and fully diluted earnings per share	$(0.02)	$(0.04)	$(0.03)	$(0.25)	$(0.35)
Weighted-average number of shares outstanding	22,765,894	22,806,637	23,062,428	23,072,016	22,972,348

Year ended December 31, 2004
Net revenues	$—	$—	$—	$109,062	$109,062
Gross profit	$—	$—	$—	$73,296	$73,296
Net loss from operations	$(10,807,437)	$(2,855,523)	$(1,778,290)	$(4,921,669)	$(20,162,919)
Basic and fully diluted earnings per share	$(0.48)	$(0.12)	$(0.08)	$(0.22)	$(0.89)
Weighted-average number of shares , outstanding	22,557,216	22,723,753	22,765,894	22,581,276	22,702,846

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE R — SUBSEQUENT EVENTS
On January 10, 2006, the Company received payment of the $1,200,000 related to the December 31, 2005 sale of 333,333 shares of its common stock to D. Swart. This amount is reflected in the accompanying consolidated financial statements as a stock subscription receivable.
On January 31, 2006 and March 17, 2006, respectively the Company entered into separate subscription agreements to issue an aggregate 408,526 shares of restricted, unregistered common stock in total for a total subscribed capital amount of $ 1,178,064, of which full payment was received within the 1st quarter of 2006. Concurrent with these stock sales, the Company issued an aggregate 204,263 warrants to purchase an equivalent number of shares at an exercise of $5.00 per share. The warrants may be exercised starting on the issue date and expire on December 31, 2008.