Form 10QSB
period 2006-03-31
PLAYLOGIC ENTERTAINMENT INC
filed 2006-05-22
CIK 1141590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended: March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
31-20-676-0304
(Issuer’s telephone number)
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 4, 2006

Common Stock, par value $.001 per share	24,465,733 shares
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PLAYLOGIC ENTERTAINMENT, INC.
FORM 10-QSB
CONTENTS

		Page No.
PART I — FINANCIAL INFORMATION

Item 1.
	Financial Statements	F-1

	Consolidated Balance Sheets at March 31, 2006 (unaudited)	F-1

	Consolidated Statements of Operations and Comprehensive Income (unaudited) for the three months ended March 31, 2006 and 2005	F-3

	Consolidated Statements of Cash Flows (unaudited) for the three months ended March 31, 2006 and 2005	F-4

	Notes to Consolidated Financial Statements	F-5

Item 2.	Management’s Discussion and Analysis	4

Item 3.	Controls and Procedures	9

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Submission of Matters to a Vote of Security Holders	12

Item 5.	Other Information	12

Item 6.	Exhibits

Signatures

Exhibit Index

Certifications
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
March 31, 2006 and 2005
(Unaudited)

	March 31,	March 31,
	2006	2005
ASSETS
Current Assets
Cash on hand and in bank	$142,387	$20,298
Accounts receivable Trade, net of allowance for doubtful accounts of approximately $21,418 and $-0-, respectively	2,389,341	539,860
Loans to affiliated companies	—	145,250
Value Added Taxes from foreign governments	203,980	155,046
Prepaid expenses and other	56,836	15,612

Total current assets	2,792,544	876,066

Property and Equipment — at cost
Computers and office equipment	1,404,534	1,390,290
Leasehold improvements	295,933	197,843
Software	291,433	46,011

	1,991,900	1,634,145
Less accumulated depreciation	(1,239,258)	(1,051,311)

Net property and equipment	752,642	582,834

Other assets
Capitalized software development costs	4,536,922	1,400,500
Other	869,608	—
Deferred tax asset	—	253,110

Total other assets	5,406,530	1,653,610

Total Assets	$8,951,716	$3,112,510

- Continued -
The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS — CONTINUED
March 31, 2006 and 2005
(Unaudited)

	March 31,	March 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$1,507,481	$703,097
Short-term loans payable	—	194,505
Software financing loans payable	—	259,340
Current maturities of long-term debt	36,306	38,901
Accounts payable — trade	2,542,378	2,007,181
Payroll taxes payable	1,516,568	357,016
Other accrued liabilities
Accrued wages and related personnel costs	218,744	364,242
Other	1,925,780	396,242
Deferred revenues	860,649	—
Loan from stockholders	48,408	9,788,505

Total Current Liabilities	8,656,314	14,109,029

Long-Term Liabilities
Long-term debt, net of current maturities	254,142	262,582

Total Liabilities	8,910,456	14,371,611

Commitments and contingencies

Stockholders’ Deficit
Preferred stock — $0.001 par value. 20,000,000 shares authorized. None issued and outstanding		—
Common stock — $0.001 par value. 100,000,000 shares authorized. 24,465,733 and 22,765,894 shares issued and outstanding, respectively	24,466	22,766
Common stock warrants	1,720,180	—
Additional paid-in capital	38,361,250	20,584,984
Currency translation adjustments	(1,607,260)	(2,043,651)
Accumulated deficit	(38,428,032)	(29,823,200)
	70,604	(11,259,101)
Stock subscriptions receivable	(29,344)	—

Total Stockholders’ Deficit	41,260	(11,259,101)

Total Liabilities and Shareholders’ Deficit	$8,951,716	$3,112,510

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Three months ended March 31, 2006 and 2005
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2006	2005

Revenues
Game software	$2,719,610	$532,138

Cost of Sales
Direct costs of production	1,761,625	123,077

Gross Profit	957,985	409,061

Operating expenses
Research and development	343,691	362,269
Selling and marketing	89,670	5,920
General and administrative	1,602,021	650,979
Depreciation	78,497	104,067

Total operating expenses	2,113,880	1,123,234

Loss from Operations	(1,155,895)	(714,173)

Other Income (Expense)
Interest expense	(76,827)	(103,330)
Foreign currency exchange gain (loss)	35,217	—

Loss before provision for income taxes	(1,197,505)	(817,503)

Provision for Income Taxes	—	217,514

Net Loss	(1,197,505)	(559,990)

Other comprehensive income
Foreign currency translation adjustment	(107,619)	593,934

Comprehensive Loss	$(1,305,124)	$33,944

Net loss per weighted-average share of common stock outstanding, computed on Net Loss - basic and fully diluted	$(0.05)	$(0.02)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	24,272,908	22,765,894

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three months ended March 31, 2006 and 2005
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2006	2005
Cash Flows from Operating Activities
Net loss	$(1,197,506)	$(559,990)
Adjustments to reconcile net income to net cash provided by operating activities
Currency translation adjustment	(107,619)	593,934
Realized loss on currency exchange	94,085	—
Depreciation	78,497	104,067
Bad debt expense	65,259	—
Deferred income taxes	—	(257,514)
Management fees contributed as capital	25,000	—
(Increase) Decrease in Accounts receivable — trade and other	(1,248,449)	(694,906)
Prepaid expenses and other	770	257,206
Increase (Decrease) in Deferred revenues	850,920	—
Accounts payable — trade	(27,178)	(1,180,412)
Payroll taxes payable	(786,776)	218,194
Other current liabilities	1,057,709	(282,489)

Net cash used in operating activities	(1,195,288)	(1,801,910)

Cash Flows from Investing Activities
Cash paid for software development	(1,431,504)	(226,103)
Cash advanced for prepaid royalties to affiliated entities	—	(56,492)
Cash paid to acquire property and equipment	(108,288)	(59,220)

Net cash used in investing activities	(1,539,792)	(341,815)

Cash Flows from Financing Activities
Increase (Decrease) in cash overdraft	(23,571)	(229,920)
Net activity on short term notes to third parties	—	(18,513)
Net activity on software financing notes payable	—	(334,653)
Principal payments on long-term debt	6,552	(26,237)
Cash advanced by affiliated entities	495,743	—
Cash advanced or repaid to shareholder — net	(114,683)	2,191,379
Proceeds from sales of common stock	1,178,065	—
Collections on stock subscriptions receivable	1,200,000	—
Proceeds from sales of pre-merger subsidiary common stock	—	559,741
Cash contributed by shareholder to support operations	—	—
Cash paid to acquire capital	(4,399)	—

Net cash provided by financing activities	2,737,707	2,141,797

Increase (Decrease) in Cash and Cash Equivalents	2,627	(1,928)
Cash and cash equivalents at beginning of period	139,760	22,226

Cash and cash equivalents at end of period	$142,387	$20,298

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$76,827	$103,330

Income taxes paid (refunded)	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Common stock issued to repay notes payable	$918,652	$—

Cost of acquiring capital paid with issuance of common stock	$13,200	$—

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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE B — PREPARATION OF FINANCIAL STATEMENTS — Continued
Management acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented
During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2005. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.
In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2006.
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
The Company’s Playlogic NV subsidiary commenced operations in May 2002 and have recognized consolidated net operating losses of approximately ☐5,170,464 ($6,445,397) in 2005, approximately ☐16,193,241 ($20,162,853) in 2004, approximately ☐6,091,914 ( $6,900,433) in 2003 and approximately ☐2,096,983 ($2,199,924) in 2002. Although management expects to achieve profitable operations in the future, the Company may never achieve profitability. Additionally, if the Company does achieve profitability, it may not be able to maintain profitability on a consistent basis. Accordingly, our auditor has included an explanatory paragraph indicating that substantial doubt exists about Playlogic International’s ability to continue as a going concern.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
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
For balance sheet purposes, at the end of any accounting cycle, the exchange rate at the balance sheet is used for all assets and liabilities. The utilized conversion rates are:

March 31, 2006	$1.21020
December 30, 2005:	$1.18290
March 31, 2005	$1.29670
December 31, 2004:	$1.36550
(Remainder of this page left blank intentionally)

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE D — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
1.	Currency translation — continued
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

March 31, 2006	$1.20016
December 31, 2005:	$1.24658
March 31, 2005	$1.31927
December 31, 2004:	$1.24514
2.	Cash and cash equivalents
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE D — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
5.	Software development costs — continued
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
The Company utilizes the asset and liability method of accounting for income taxes. At March 31, 2006 and 2005, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization and the anticipated utilization of net operating loss carryforwards to offset current taxable income..
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
12. Earnings per share — continued
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
As of March 31, 2006 and 2005, the Company’s outstanding stock options and warrants are considered anti-dilutive due to the Company’s net operating loss position.
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
In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations"(“FIN 47”), which is an interpretation of SFAS 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS 143 and requires an entry to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.
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
NOTE G — PROPERTY AND EQUIPMENT
Property and equipment consists of the following at March 31, 2006 and 2005, respectively:

	March 31,	March 31,
Estimated Life	2006	2005
Computers and office equipment	$1,404,534	$1,390,2903-5 years
Leasehold improvements	295,933	197,843 initial lease term
Software	291,433	46,011 3-5 years

	1,991,900	1,634,145
Less accumulated depreciation	(1,239,258)	(1,051,311)

Net property and equipment	$752,642	$582,834

NOTE H — AMOUNTS DUE FROM RELATED PARTIES
In prior periods, the Company has advanced an aggregate $495,743 to Engine Software, an entity in which the Company held an approximate 47.5% equity interest, for software development. Effective December 31, 2005, the Company sold this interest to the management team of Engine Software and reclassified the advanced royalty payments to “capitalized software development costs”. As of January 1, 2006, the relationship with Engine Software is solely as an external software developer.
NOTE I — LONG-TERM DEBT
Long-term debt consists of the following at March 31, 2006 and 2005, respectively:

	March 31,	March 31,
	2006	2005
Note payable to a landlord for leasehold improvements. Payable in quarterly installments of approximately $8,871. Final maturity in 2013.	$290,448	$301,483
Less current maturities	(36,306)	(38,901)

Current portion	$254,142	$262,582

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE I — LONG-TERM DEBT — Continued
Future maturities of long-term debt are as follows:

Year ending
December 31,	Amount
2006	$35,487
2007	35,487
2008	35,487
2009	35,487
2010	35,487
2011-2015	106,481

Totals	$283,896

NOTE J — LOAN FROM STOCKHOLDERS
     Through March 31, 2006, various Company shareholders have advanced approximately $48,408 for working capital purposes. These loans bear interest at 7.0% and are due in August 2006.
NOTE K — INCOME TAXES
     The components of income tax (benefit) expense for each of the three month periods ended March 31, 2006 and 2005, respectively, are as follows:

Three monthsThree months
	ended	ended
	March 31,	March 31,
	2006	2005
Domestic:
Current	$—	$—
Deferred	—	—

Foreign:
Current	—	—
Deferred	—	257,514

State:
Current	—	—
Deferred	—	—

Total	$—	$—

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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE K — INCOME TAXES — Continued
The Company’s income tax expense (benefit) for the years ended December 31, 2005 and 2004, respectively, differed from the statutory rate of 34% as noted below:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2006	2005
Statutory rate applied to loss before income taxes	$(407,200)	$(190,400)
Increase (decrease) in income taxes resulting from:
Foreign income taxes	387,400	190,400
State income taxes	—	—
Deferred income taxes — (257,514)
Other, including reserve for deferred tax asset and effect of graduated tax brackets	19,800	—

Total income tax expense (benefit)	$—
$(257,514)
Temporary differences, consisting primarily of the timing of the utilization of net operating loss carryforwards, give rise to deferred tax assets as of December 31, 2005.

March 31,
2006
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
In January 2006, the Company sold 111,048 restricted, unregistered shares of common stock to Mr. W. P. Deegen at $2.50 per share for total cash consideration of approximately $277,620. This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that they are legended with reference to Rule 144. The Company did not utilize an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with this sale.
In January 2006, the Company sold 184,178 restricted, unregistered shares of common stock to Mr. D. Swart at $2.50 per share for total cash consideration of approximately $460,445. This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that they are legended with reference to Rule 144. The Company did not utilize an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with this sale.
In March 2006, the Company sold 53,300 restricted, unregistered shares of common stock to Austerlitz Finance B.V. at $3.75 per share for a total cash consideration of $200,000. This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that they are legended with reference to Rule 144.
In March 2006, the Company sold the 30,000 restricted, unregistered shares of common stock Mrs Fock-van Ittersum at$4.00 per share for total cash consideration of approximately $120,000. This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that they are legended with reference to Rule 144.
In March 2006, the Company sold the 30,000 restricted, unregistered shares of common stock to R. H. M. van Hees Orthodontist Holding B.V. at$4.00 per share for total cash consideration of approximately $120,000. This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that they are legended with reference to Rule 144.
In conjunction with the Austerlitz Finance, Fock-van Ittersum and van Hess transactions, the Company paid a commission to Cremer, the controlling shareholder of Austerlitz Finance B. V., of approximately $17,599, consisting of 3,300 shares of restricted, unregistered common stock valued at $4.00 per share and cash of approximately $4,399.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
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
Concurrent with January 31, 2006 stock sales to Mr. W. P. Deegen, and Mr. D. Swart we issued without any other consideration to be paid to Mr. W. P. Deegen warrants convertible into 55,542 shares of our common stock at a price of $5.00 per share, and to Mr. D. Swart warrants to purchase 92,089 shares of our common stock at an exercise price of $5.00 per share. The warrants may be exercised starting on February 1, 2007 and expire on January 31, 2009.
Concurrent with March 17, 2006 stock sales to Austerlitz Finance B.V , Mrs Fock-van Ittersum and R. H. M. van Hees Orthodontist Holding B.V., the Compamy issued to Austerlitz Finance B.V warrants convertible into 25,000 shares of our common stock at a price of $5.00 per share, to Mrs Fock-van Ittersum warrants to purchase 15,000 shares of common stock at an exercise price of $5.00 per share and to R. H. M. van Hees Orthodontist Holding B.V. warrants to purchase 15,000 shares of common stock at an exercise price of $5.00 per share.. These warrants may be exercised starting on March 1, 2007 and expire on February 28, 2009.
The following table presents warrant activity through March 31, 2006:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2004	100,000	$0.60

Issued	570,000	$5.00
Exercised	(100,000)	$0.60

Balance at December 31, 2005	570,000	$5.00

Issued	204,263	$5.00
Expired	—
Exercised	—

Balance at March 31, 2006	774,263	$5.00

The weighted average exercise price of all issued and outstanding warrants at March 31, 2006 is approximately $5.00.
For purposes of computing the imputed fair value of each warrant issued is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2005 and the three months ended March 31, 2006: dividend yield of 0%, expected volatility of 61.2 (based on the volatility of the Company’s peer group); a risk-free interest rate of approximately 4.50%, and an expected life of three years.

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
A summary of our stock options for the three months ended March 31, 2006 and for the two years ended December 31, 2005 and 2004, respectively, is as follows:

Weighted average
price per share
Options outstanding at January 1, 2004	—	—
Issued	—	—
Exercised	—	—
Expired/Terminated	—	—

Options outstanding at December 31, 2004	—	—
Issued	390,000	$3.50
Exercised	—	—
Expired/Terminated	—	—

Options outstanding at December 31, 2005	390,000
Issued	—	—
Exercised	—	—
Expired/Terminated	—	—

Options outstanding at March 31, 2006	390,000

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
Transactions with related parties
During Calendar 2005, Sloterhof Investments N.V., an entity controlled by the Company’s Chief Executive Officer, reimbursed Playlogic International, N. V. for approximately $1,121,000 in expenses incurred in connection with the previously discussed reverse merger — share exchange transaction with the Company.
Office leases
The Company leases it’s executive offices located at Concertgebouwplein 13 in Amsterdam from Mr. Prof. Dr. D. Valerio. This lease agreement which expires on March 31, 2007. This lease agreement contains an extension option, which if exercised, will extend the expiration date to March 31, 2012. The lease requires annual payments of approximately $81,363 (☐59,628.52) per year, to be paid in quarterly installments.
Our subsidiary, Playlogic Game Factory, B. V., previously operated in leased offices. located at Hoge Mosten 16-24 in Breda, from Kantoren Fonds Nederland B.V. pursuant to a lease agreement which expires on February 28, 2007. The lease requires annual payments of approximately $85,327 (☐62,534) per year. Due to space limitations, Playlogic Game Factory, B. V. has abandoned this property and is no longer using this location, by an official notice to the landlord. The landlord has granted the Company permission to sublease this property; however, to date, the Company has not found an interested party to date. The Company has accrued the total obligation due to the landlord under the original terms of the lease as of the abandonment date.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE O — COMMITMENTS AND CONTINGENCIES — Continued
Office leases — continued
Our subsidiary, Playlogic Game Factory, B. V., leases offices located at Hambroeklaan 1 in Breda from Neglinge BV pursuant to a lease agreement which expires on October 1, 2013. This lease agreement contains an extension option, which if exercised, will extend the expiration date to October 1, 2018. At the execution of this lease agreement, the landlord committed itself to invest approximately $409,350 (☐300,000) in leasehold improvements which are scheduled to be repaid by Playlogic Game Factory B.V. over a 10 year period. The lease requires annual payments of approximately$40,935 (☐30,000) per year, payable in quarterly installments.
On June 1, 2005, the Company entered into a new lease agreement for new corporate offices at Amstelveenseweg 639-710 in Amstelveen. The lease requires annual payments of approximately$272.90 (☐200.00) per square meter for rent and $34.00 (☐25.00) per square meter for service costs. Payment starts July 2006 for approximately 1/2 of the leased premises (approximately 750 square meters) and in January 2007, payment will start on the second 1/2 of the leased premises (approximately 750 square meters). Payment of the service costs for each of the 750 square meter segments began at the execution of the lease agreement. The lease expires in June 2011.
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
NOTE O — COMMITMENTS AND CONTINGENCIES — Continued
Employment agreements — continued
On February 1, 2002, we entered into an employment agreement with Rogier M. Smit, to be the Company’s Executive Vice President and Managing Director of Playlogic Game Factory B.V. The agreement is for an indefinite period; but, may be terminated by the Company upon three (3) months notice and one (1) additional month per year of service or by Rogier Smit upon three (3) months notice. Rogier Smit’s starting salary was $9,427 (☐7,500) per month. On July 1, 2005, the base salary was increased to $15,009 (☐11,000) per month. In addition to his salary, Mr. Smit is entitled to a company car. Pursuant to the agreement, Rogier Smit is also subject to confidentiality, non-competition and invention assignment requirements. Rogier Smit is the son of Willem Smit.
In January 2005, the Company entered into an employment agreement with Stefan Layer, our Chief Operating Officer and Vice President of Marketing and Sales, effective April 1, 2005. Pursuant to the terms of the agreement, Mr. Layer is responsible for our marketing, sales and licensing. This agreement is for an indefinite period, but can be terminated by the Company upon six (6) months notice or by Mr. Layer upon three (3) months notice. Mr. Layer’s starting salary is approximately $15,009 (☐11,000) per month. In addition to his salary, Mr. Layer is entitled to an annual bonus equal to 1% of our net profit of the net consolidated year figures after taxes. However, during the first two years of his employment (the period from April 2005 to April 2006 and the period from April 2006 to April 2007), the amount of profit sharing to which Mr. Layer is entitled will be no less than $7,641 (☐5,600) per month. Additionally, Mr. Layer received 364,556 shares of the Company’s common stock at a nominal value of $0.068 (☐0.05) per share which were transferred to Mr. Layer by Sloterhof Investments, N. V., a company controlled by Willem Smit, the Company’s Chief Executive Officer. This transaction was recorded as compensation expense to Mr. Layer and as additional contributed capital. These shares are subject to a two year lock up period. After the lock up period, Mr. Layer will be permitted to sell up to 50% of his shares each year. If Mr. Layer terminates the employment agreement or is dismissed, the shares he still owns must be sold back to us at nominal value. Pursuant to the agreement, Mr. Layer is also subject to confidentiality, non-competition and invention assignment requirements.
In August 2005, the Company entered into an employment agreement with Dominique Morel to be the Company’s Chief Technology Officer. This agreement is for an indefinite period but can be terminated by the Company upon six (6) months notice or by Mr. Morel upon three (3) months notice. Mr. Morel’s starting salary will be $14,008.50 (☐11,000) per month. Under this agreement, as approved by the Company’s Board of Directors, Mr. Morel shall be entitled to participate in a long term incentive plan of Playlogic in force from time to time. Options to be granted during the first year of this agreement will consist of a minimum of 100,000 shares at an exercise price of $3.50 per share. Pursuant to the agreement, Mr. Morel is also subject to confidentiality, non-competition and invention assignment requirements.
On October 1, 2005, the Company entered into an employment agreement with Jan Willem Kohne to be the Company’s Chief Financial Officer. This agreement is for an indefinite period, but can be terminated by the Company upon six (6) months notice or by Mr. Kohne upon three (3) months notice. Mr. Kohne’s starting salary will be approximately $15,055 (☐11,034) per month, and the Company paid a signing bonus of approximately $48,480 (☐40,000) upon execution of this agreement. Pursuant to the agreement, Mr. Kohne was granted 250,000 options to purchase shares of common stock of the Company at an exercise price of $3.50 per share. These options vest in increments of 62,500 shares on each of the agreement anniversary dates, starting on October 1, 2007. Mr. Kohne is also subject to confidentiality, non-competition and invention assignment requirements.
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
In the event of the termination of all employees, the Company will pay all non-senior executive personnel, on average, the required two month notice amounts and the six (6) senior executives the six month notice amounts plus the requisite Netherlands social security payments for an estimated total of approximately ☐900,000 (or approximately $1,065,000).
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

(Remainder of this page left blank intentionally)

Item 2. Management’s Discussion and Analysis
Forward-Looking Statements
          The Information in this registration statement contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, made in this registration statement are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.
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
Our Business
          Playlogic is a publisher of interactive entertainment software for consoles, such as video games for Sony’s PlayStation2, Microsoft’s Xbox and Nintendo’s Game Cube, PCs, next generation consoles and handheld, such as Nintendo’s Game Boy, Nintendo DS, and PSP and mobile devices. As a publisher, we are responsible for distribution, sales and marketing of our products. We seek to publish high quality products developed both by our studio in Breda, The Netherlands, called Playlogic Game Factory, and by external developers with whom we have contractual relationships.
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
Release Schedule

Game	Studio	Platform	Expected Release Date
Completed Games
Alpha Black Zero	Khaeon (NL)	PC	Released
Airborne Troops	Widescreen Games (F)	PS2, PC	Released
Cyclone Circus	Playlogic Game Factory (NL)	PS2	Released

Game	Studio	Platform	Expected Release Date
Xyanide	Overloaded (NL)	Mobile Phones	Released
World Racing 2	Synetic (D)	PS2, Xbox, PC	Released(i)
Knights of the Temple 2	Cauldron (SK)	PS2, Xbox, PC	Released(i)
Gene Troopers	Cauldron (SK)	PS2, Xbox, PC	Released(i)

Under Development
Xyanide	Playlogic Game Factory (NL)	Xbox	Q2 2006
Age of Pirates: Caribbean Tales	Akella (Russia)	PC	Q2 2006
Ancient Wars: Sparta	World Forge (Russia)	PC	Q3/Q4 2006
StateShift Racing	Engine Software (NL)	PSP	Q4 2006
Xyanide Resurrection	Playlogic Game Factory (NL)	PSP	Q4 2006
P.R.I.S.M. — Threat Level: Red	Rebellion (UK)	PC	Q4 2006
Wizard of Funk	Playlogic Game Factory (NL)	PC	Q4 2006
Infernal	Metropolis	PC	Q4 2006
Infernal	Metropolis	Next Gen	Q2/3 2007(ii)
Age of Pirates: Captain Blood	Akella	Next Gen	Q2/3 2007(ii)
Red Bull Break Dance Game	To be announced	Various	2007

(i)	Europe only. US publishing and distribution agreement signed.

(ii)	Final decision on Next Gen options to be made.
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
Uncertainties and Other Risk Factors that May Affect our Future Results and Financial Condition
          In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-KSB for the year ended December 31, 2005, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-KSB are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. The risk factor below was disclosed on the Form 10-KSB and has been updated in connection with this Form 10-QSB filing.
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
          A significant portion of our revenues is derived from a limited number of titles. If we fail to develop new, commercially successful titles, our business may be harmed.
          For the quarterly period ended March 31, 2006, World Racing 2, Knights of the Temple II and Gene Troopers accounted for approximately 80% of our revenues. Our future titles may not be commercially viable. We also may not be able to release new titles within scheduled release times or at all. If we fail to continue to develop and sell new, commercially successful titles, our revenues and profits may decrease substantially and we may incur losses.
Critical Accounting Policies
General
        The unaudited condensed consolidated financial statements of the company have been prepared in accordance with the instructions to Regulation S-B. Accordingly, the financial statements do not include all information and disclosures necessary for a presentation of the company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the company’s financial position, results of operations and cash flows. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in this prospectus.
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
Revenue Recognition
     We evaluate the recognition of revenue based on the criteria set forth in SOP 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB 104, “Revenue Recognition”. We evaluate revenue recognition using the following basic criteria:
•	Evidence of an arrangement: We recognize revenue when we have evidence of an agreement with the customer reflecting the terms and conditions to deliver products.

•	Delivery: Delivery is considered to occur when the products are shipped and risk of loss has been transferred to the customer.

•	Fixed or determinable fee: If a portion of the arrangement fee is not fixed or determinable, we recognize that amount as revenue when the amount becomes fixed or determinable.

•	Collection is deemed probable: At the time of the transaction, we conduct a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer.

•	Collection is deemed probable if we expect the customer to be able to pay amounts under the arrangement as those amounts become due. If we determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).
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
          In December 2004, the Financial Accounting Standards Board (‘‘FASB’’) issued Statement of Financial Accounting Standards No. 123R (revised 2004), ‘‘Share-Based Payment’’ which revised Statement of Financial Accounting Standards No. 123, ‘‘Accounting for Stock-Based Compensation’’. This statement supersedes Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the statement of operations. The revised statement has been implemented by the Company effective January 1, 2006.
          Effective January 1, 2006, the Company adopted FAS No. 123R utilizing the modified prospective method. FAS No. 123R requires the recognition of stock-based compensation expense in the financial statements. Under the modified prospective method, the provisions of FAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of FAS 123, ‘‘Accounting for Stock Based Compensation’’, shall be recognized in net earnings in the periods after the date of adoption. Stock based compensation consists primarily of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options generally vest over three years. Compensation expense for stock options is recognized over the period for each separately vesting portion of the stock option award.
          The fair value for options issued prior to January 1, 2006 was estimated at the date of grant using a Black Scholes option-pricing model.
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
Results of Operations
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.
          Net sales. Net sales for the three months ended March 31, 2006 were $2,719,610 as compared to $532,138 for the three months ended March 31, 2005. This increase in revenue is primarily the result of the release of 3 new games during the fourth quarter of 2005. $1,799,433 (66%) of the revenues for the three months ended March 31, 2006 was from Europe, and $920,177 (34%) was from the US. All of these revenues were derived from Playlogic’s game distributors.
          Gross Profit. Gross profit totaled $957,985 for the three months ended March 31, 2006. For the three months ended March 31, 2005, gross profit totaled $409,061. This increase in gross profit is primarily the result of an increase in net sales.
          Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses totaled $1,691,691, for the three months ended March 31, 2006. For the three months ended March 31,

2005, selling, general and administrative expenses totaled $656,899. This represents an increase of $1,034,792 or 157%. This increase in selling, general and administrative expenses is in line with the growth of the company, increased line-up and related cost of personnel.
          Research and Development. Research and development expenses totaled $343,691 for the three months ended March 31, 2006. For the three months ended March 31, 2005, research and development totaled $362,269. This represents a decrease of $18,577, or 5%. This slight decrease is due to a higher portion of our research and development expenses being capitalized.
          Depreciation. Depreciation expenses totaled $78,497 for the three months ended March 31, 2006. For the three months ended March 31, 2005, the depreciation expense totaled $104,067. The decrease of $25,570 or 25% was caused by fixed assets being fully depreciated that were not yet replaced.
          Interest Expense. Interest expense totaled $76,827 for the three months ended March 31, 2006. For the three months ended March 31, 2005, interest expense totaled $103,330. This represents a decrease of $26,503, or 25%. This decrease in interest expense is primarily the result of debt holders converting their loans into ordinary shares of Playlogic International.
          Net Loss. Our net loss was $1,197,505 for the three months ended March 31, 2006. For the three months ended March 31, 2005, net loss totaled $559,990. The increase of the net loss is primarily the result of higher selling, marketing, general and administrative expenses associated with the growth of our business. This increase in expenses is only partly offset by increased gross profit during the first quarter of 2006.
          Other comprehensive income. Other comprehensive income represents the change of the Currency Translation Adjustments balance during the reporting period. The Currency Translation Adjustments balance that appears in the stockholders’ equity section is cumulative in nature and is a consequence from translating all assets and liabilities at current rate whereas the stockholders’ equity accounts are translated at the appropriate historical rate and revenues and expenses being translated at the weighted-average rate for the reporting period. The Change in currency translation adjustments was $(107,619) for the three months ended March 31, 2006 and $593,934 for the three months ended March 31, 2005.
Liquidity and Capital Resources
March 31, 2006
          As of March 31, 2006, we had $142,387 of cash on hand.
          In order to cover its working capital requirements through the second quarter of 2006, the Company needs to obtain additional financing from third parties. The Company is currently in negotiation with several parties in this respect. If the Company does not obtain any necessary financing in the future, it may need to cease operations.
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
Item 3. Controls and Procedures.
     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15 and 15d-15 of the Exchange Act). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
          There was no change in the Company’s internal control over financial reporting during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
Shares

NAME	SHARES	DATE
W.P. Deegen	111,048	January 31, 2006
D. Swart	184,178	January 31, 2006
Austerlitz Finance B.V.	53,300	March 17, 2006
I. Fock-van Ittersum	30,000	March 17, 2006
R.H.M. van Hees Orthodontist Holding B.V.	30,000	March 17, 2006
In January 2006, we sold 111,048 restricted shares of our common stock par value $ .001 to Mr. W.P. Deegen at a price of $2.50 for a total consideration of $277,620.
In January 2006, we sold the 184,178 restricted shares of our common stock par value $.001 to Mr. D. Swart at a price of $2.50 per share for a total consideration of $460,445.
In March, we sold the 53,300 restricted shares restricted shares of our common stock par value $.001 to Austerlitz Finance B.V. at a price of $3.75 per share for a total consideration of $200,000.
In March we sold the 30,000 restricted shares restricted shares of our common stock par value $.001 to I. Fock-van Ittersum at a price of $4.00 per share for a total consideration of $120,000.
In March, we sold the 30,000 restricted shares restricted shares of our common stock par value $.001 to R.H.M. van Hees Orthodontist Holding B.V. at a price of $4.00 per share for a total consideration of $ 120,000.
Options and Warrants
Options
          None.

Warrants
The tables below set forth the warrants we issued in the first quarter of 2006.

NAME	WARRANTS	DATE
W.P. Deegen	55,542	January 31, 2006
D. Swart	92,089	January 31, 2006
Austerlitz Finance BV	25,000	March 17, 2006
I. Fock-van Ittersum	15,000	March 17, 2006
R.H.M. van Hees Orthodontist Holding B.V.	15,000	March 17, 2006
Concurrent with the stock sales to Mr. W. P. Deegen and Mr. D. Swart on January 31, 2006, we issued without any other consideration to be paid to Mr. W.P. Deegen warrants convertible into 55,542 shares of our common stock at an exercise price of $5.00 per share, and to Mr. D. Swart warrants to purchase 92,089 shares of our common stock at an exercise price of $5.00 per share. The warrants may be exercised starting on February 1, 2007 and expire on January 31, 2009.
Concurrent with the stock sales to Austerlitz Finance BV, Mrs I. Fock-van Ittersum and R.H.M. van Hees Orthodontist Holding B.V. on March 17, 2006, we issued without any other consideration to be paid to Austerlitz Finance BV warrants convertible into 25,000 shares of our common stock at a price of $5.00 per share, and to Mrs Fock-van Ittersum warrants to purchase 15,000 shares of our common stock at an exercise price of $5.00 per share and to R.H.M. van Hees Orthodontist Holding B.V. warrants to purchase 15,000 shares of our common stock at an exercise price of $5.00 per share. The warrants may be exercised starting on March 1, 2007 and expire on February 28, 2009.
Issuer Purchase of Equity Securities
          None.
Item 3. Defaults Upon Senior Securities.
          None.
Item 4. Submission of Matters to a Vote of Security Holders.
          None.
Item 5. Other Information.
          None.
Item 6. Exhibits.
          The exhibits are listed in the Exhibit Index appearing at page 13 herein.

SIGNATURES
          In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Playlogic Entertainment, Inc.

(Registrant)

Date: May 22, 2006	By:	/s/ Willem M. Smit

Willem M. Smit
Chief Executive Officer

Date: May 22, 2006	By:	/s/ Jan Willem Kohne

Jan Willem Kohne
Chief Financial Officer
(Principal Financial and Accounting Officer)
PLAYLOGIC ENTERTAINMENT, INC.
EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002