Form 10QSB
period 2006-06-30
PLAYLOGIC ENTERTAINMENT INC
filed 2006-08-14
CIK 1141590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended: June 30, 2006

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
31-20-676-0304
(Issuer’s telephone number)
Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at June 30, 2006

Common Stock, par value $.001 per share	24,593,733 shares
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PLAYLOGIC ENTERTAINMENT, INC.
FORM 10-QSB

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and 2005
(Unaudited)

	June 30	June 30
	2006	2005
ASSETS

Current Assets
Cash on hand and in bank	$151,593	$144,031
Accounts receivable
Trade, net of allowance for doubtful accounts of approximately $22,499 and $-0-, respectively	2,681,281	703,430
Loans to affiliated companies	—	491,115
Value Added Taxes from foreign governments	286,040	301,740
Prepaid expenses and other	787,079	784,499

Total current assets	3,905,993	2,424,815

Property and Equipment — at cost
Computers and office equipment	1,575,793	1,352,125
Leasehold improvements	310,874	184,096
Software	306,147	42,814

	2,192,813	1,579,035
Less accumulated depreciation	(1,378,365)	(1,075,371)

Net property and equipment	814,448	503,666

Other assets
Capitalized software development costs	4,797,825	1,838,512
Other assets	—	—
Loan to stockholder	—	694,419
Deferred tax asset	—	584,837

Total other assets	4,797,825	3,117,768

Total Assets	$9,518,266	$6,046,249

- Continued -
The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and 2005
(Unaudited)

	June 30	June 30
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Bank overdraft	$1,629,568	$393,896
Short-term loans from third parties	1,296,726	187,023
Software financing loans payable	—	241,320
Current maturities of long-term debt	38,139	—
Accounts payable — trade	2,989,468	2,450,847
Payroll taxes payable	2,180,219	745,263
Other accrued liabilities
Accrued wages and related personnel costs	276,544	415,339
Other	1,970,267	85,250
Deferred revenues	1,502,626	—
Loan from stockholders	50,852	—

Total Current Liabilities	11,934,409	4,518,938

Long-Term Liabilities
Long-term debt, net of current maturities	247,904	271,485

Total Liabilities	12,182,312	4,790,423

Commitments and contingencies

Stockholders’ Deficit
Preferred stock — $0.001 par value 20,000,000 shares authorized None issued and outstanding
Common stock — $0.001 par value 100,000,000 shares authorized 24,593,733 and 23,063,994 shares issued and outstanding, respectively	24,594	23,064
Deferred Compensation-Employee Stock Options	197,411	—
Common stock warrants	1,890,268	—
Additional paid-in capital	38,600,034	33,808,178
Currency translation adjustments	(1,960,638)	(1,707,896)
Accumulated deficit	(41,195,811)	(30,867,521)

	(2,444,142)	1,255,826
Stock subscriptions receivable	(219,904)	—

Total Stockholders’ Equity	(2,664,046)	1,255,826

Total Liabilities and Shareholders’ Equity	$9,518,266	$6,046,249

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Six months and three months ended June 30, 2006 and 2005
(Unaudited)

	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues
Game software	$3,132,671	$736,559	$413,061	$204,421

Cost of sales
Direct costs of production	(1,927,913)	(139,769)	(166,288)	(16,692)

Gross Profit	1,204,758	596,790	246,773	187,729

Operating expenses
Research and development	1,625,110	485,937	1,281,418	123,668
Selling and marketing	738,002	500,585	648,333	494,665
General and administrative	2,791,646	1,300,367	1,189,625	649,388
Depreciation	154,364	204,968	75,866	100,901
Compensation expense related to common stock issuances at less than “fair value”	—	90,000	—	90,000

Total operating expenses	5,309,122	2,581,857	3,195,242	1,458,623

Loss from Operations	(4,104,364)	(1,985,067)	(2,948,469)	(1,270,894)

Other Income/(Expense)

Interest expense	(172,087)	(197,775)	(95,260)	(94,445)
Realized and Unrealized Exchange gains/(losses)	311,166	—	275,949	—

Income/(Loss) before provision for income taxes	(3,965,285)	(2,182,842)	(2,767,780)	(1,365,339)

Provision for Income Taxes	—	623,404	—	365,890

Net loss	(3,965,285)	(1,559,438)	(2,767,780)	(999,448)

Other comprehensive income/(loss)

Foreign currency adjustment	(461,003)	929,689	(352,382)	335,755

Comprehensive Income/(Loss)	$(4,426,288)	$(629,749)	$(3,121,162)	$(663,693)

Net loss per weighted-average share of common stock outstanding, computed on Net Loss - basic and fully diluted	(0.16)	(0.07)	(0.11)	(0.04)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	24,391,068	22,821,155	24,507,931	22,840,205

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2006 and 2005
(Unaudited)

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2006	2005
Cash Flows from Operating Activities
Net loss	$(3,965,285)	$(1,604,311)
Adjustments to reconcile net income to net cash provided provided by operating activities
Currency translation adjustment	(460,997)	929,689
(Un)realized (gains)/ losses on currency exchange	(311,166)
Depreciation	154,364	204,968
Bad debt expense	66,821	—
Expense charges for stock options	134,106	—
Expense related to common stock issuances at less than “fair value”	—	90,000
Deferred income taxes	—	(623,404)
Management fees contributed as capital	50,000
(Increase) Decrease in
Accounts receivable — trade and other	(2,102,218)	(703,430)
Prepaid expenses and other	517,994	(813,421)
Increase (Decrease) in
Deferred revenues	1,492,897	—
Accounts payable — trade	419,910	(736,746)
Payroll taxes payable	(123,125)	606,441
Other current liabilities	1,357,407	(542,383)

Net cash used in operating activities	(2,769,292)	(3,192,597)

Cash Flows from Investing Activities
Cash paid for software development	(1,692,407)	(664,115)
Cash advanced for prepaid royalties to affiliated entities	—	(402,357)
Cash paid to acquire property and equipment	(208,854)	(4,110)

Net cash used in investing activities	(1,901,261)	(1,070,582)

Cash Flows from Financing Activities
Increase (Decrease) in cash overdraft	98,516	(539,121)
Net activity on short term notes to third parties	1,296,726	(25,995)
Net activity on software financing notes payable	—	(352,673)
Principal payments on long-term debt	2,147	(56,235)
Cash advanced by affiliated entities	495,743
Cash advanced or repaid to shareholder — net	(112,239)	(8,291,545)
Proceeds from sales of common stock	1,892,053	—
Collections on stock subscriptions receivable	1,009,440	—
Proceeds from sales of pre-merger subsidiary common stock	—	13,650,553

Net cash provided by financing activities	4,682,386	4,384,984

Increase (Decrease) in Cash and Cash Equivalents	11,833	121,805
Cash and cash equivalents at beginning of period	139,760	22,226

Cash and cash equivalents at end of period	$151,593	$144,031

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$172,087	$197,775

Income taxes paid (refunded)	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Common stock issued to repay notes payable	$918,652	$—

Cost of acquiring capital paid with issuance of common stock	$13,200	$—

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
On June 30, 2005, pursuant to a Securities and Exchange Agreement (Exchange Agreement) by and among PEI and Playlogic International NV, a corporation formed under the laws of The Netherlands (Playlogic NV), and the shareholders of Playlogic NV (Playlogic NV Shareholders); the Playlogic NV Shareholders exchanged 100.0% of the issued and outstanding ordinary shares and preferred shares of Playlogic NV for an aggregate 21,836,930 shares of PEI’s common stock. As a result of this transaction, Playlogic NV became PEI’s wholly-owned subsidiary, now represents all of PEI’s commercial operations, and the Playlogic NV Shareholders control approximately 91.0% of the outstanding common stock of PEI, post-transaction.
Playlogic International NV was incorporated in the Netherlands in April 2002. Playlogic publishes interactive entertainment products, such as video game software and other digital entertainment products such as video games for video game consoles, personal computers (PCs) and other handheld and mobile electronic devices developed by its internal studio and by third parties.
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
The Company’s Playlogic International N.V. subsidiary commenced operations in April 2002 and have recognized consolidated net operating losses of approximately €5,170,464 ($6,445,397) in 2005, approximately €16,193,241 ($20,162,853) in 2004, approximately €6,091,914 ( $6,900,433) in 2003 and approximately €2,096,983 ($2,199,924) in 2002. Although management expects to achieve profitable operations in the future, the Company may never achieve profitability. Additionally, if the Company does achieve profitability, it may not be able to maintain profitability on a consistent basis. Accordingly, our auditor has included an explanatory paragraph indicating that substantial doubt exists about Playlogic International’s ability to continue as a going concern.
While the Company has contracts in place with several third-party developers and is developing titles through it’s Playlogic Game Factory B.V. subsidiary, and anticipates successful debuts of such titles; the market for interactive entertainment software is characterized by short product lifecycles and frequent introduction of new products. Many software titles do not achieve sustained market acceptance or do not generate a sufficient level of sales to offset the costs associated with product development. A significant percentage of the sales of new titles generally occur within the first three months following their release. Therefore, our profitability depends upon our ability to develop and sell new, commercially successful titles and to replace revenues from titles in the later stages of their lifecycles. Any competitive, financial, technological or other factor which delays or impairs our ability to introduce and sell our software could adversely affect our future operating results.
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

For balance sheet purposes, at the end of any accounting cycle, the exchange rate at the balance sheet is used for all assets and liabilities. The utilized conversion rates are:

June 30, 2006	$1.27130
December 31, 2005:	$1.18290
June 30, 2005	$1.20660
December 31, 2004:	$1.36550
1.	Currency translation — continued

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

June 30, 2006	$1.22889
December 31, 2005:	$1.24658
June 30, 2005	$1.28617
December 31, 2004:	$1.24514
2.	Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Cash overdrafts may occur from time-to-time depending upon management’s cash management policies.
3.	Accounts receivable — trade

The Company’s current customers are located principally within Europe; however, the Company anticipates having customers throughout the world in future periods. The Company typically makes sales to distributors on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, credit limits and sales history. From time to time, distributors and retailers in the interactive entertainment software industry have experienced significant fluctuations in their business operations and a number of them have failed. The insolvency or business failure of any significant Company customer could have a material negative impact on the Company’s business and financial results.

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

Capitalized software development costs include payments made in the form of milestone payments to independent software developers under development agreements, as well as direct costs incurred for internally developed products. The Company accounts for software development costs in accordance with Statement of Financial Accounting Standards No. 86 — “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. The Company also capitalizes internal software development costs and other content costs subsequent to establishing technological feasibility of a title. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. At each balance sheet date, the company evaluates the recoverability of capitalized software costs based on undiscounted future cash flows and charges to operations any amounts that are deemed unrecoverable.

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

The Company utilizes the asset and liability method of accounting for income taxes. At June 30, 2006 and 2005, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization and the anticipated utilization of net operating loss carry forwards to offset current taxable income.

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

As of June 30, 2006 and 2005, the Company’s outstanding stock options and warrants are considered anti-dilutive due to the Company’s net operating loss position.

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
The Company defers revenues on sales which do not confirm to the above listed criteria until such time that the billed amount is either paid or any attached right-of-return expires/terminates
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

Effective January 1, 2006, the Company adopted FAS No. 123R utilizing the modified prospective method. FAS No. 123R requires the recognition of stock-based compensation expense in the financial statements. Under the modified prospective method, the provisions of FAS No. 123R apply to all awards granted or modified after the date of adoption. In addition, the unrecognized expense of awards not yet vested at the date of adoption, determined under the original provisions of FAS 123, ‘‘Accounting for Stock Based Compensation’’, shall be recognized in net earnings in the periods after the date of adoption. Stock based compensation consists primarily of stock options. Stock options are granted to employees at exercise prices equal to the fair market value of the Company’s stock at the dates of grant. Stock options generally vest over four years. Compensation expense for stock options is recognized over the period for each separately vesting portion of the stock option award.

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
NOTE F — CONCENTRATIONS OF CREDIT RISK
The Company maintains its United States and Netherlands based cash accounts in financial institutions subject to certain governmental administered insurance coverage programs. The United States based accounts are covered by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. Through June 30, 2006, and subsequent thereto, the Company maintained deposits in a United States financial institution and incurred no losses as a result of any unsecured bank balance through June 30, 2006 or subsequent thereto.
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
NOTE G — PROPERTY AND EQUIPMENT
Property and equipment consists of the following at June 30, 2006 and 2005, respectively:

	June 30,	June 30,
	2006	2005	Estimated Life
Computers and office equipment	$1,575,793	$1,352,125	3-5 years
Leasehold improvements	310,874	184,096	initial lease term
Software	306,147	42,814	3-5 years

	2,192,813	1,579,035
Less accumulated depreciation	(1,378,365)	(1,075,371)

Net property and equipment	$814,448	$503,666
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
NOTE I — LONG-TERM DEBT
Long-term debt consists of the following at June 30, 2006 and 2005, respectively:

	June 30,	June 30,
	2006	2005
Note payable to a landlord for leasehold improvements. Payable in quarterly installments of approximately $8,871. Final maturity in 2013.	$286,043	$271,845
Less current maturities	(38,139)	—

Current portion	$247,904	$271,845

Future maturities of long-term debt are as follows:

Year ending
December 31,	Amount
2006	$17,743
2007	35,487
2008	35,487
2009	35,487
2010	35,487
2011-2015	106,481

Totals	$266,152

NOTE J — CURRENT LIABILITIES
On March 10, 2006, Company entered into a credit facility with ABN-AMRO Bank N.V. in the amount of $1,589,125 (€1,250,000). This credit facility bear interest at 7.0% and is due on October 15, 2007. Under the terms of this credit facility the Company entered into a negative pledge arrangement on the Intellectual Property owned by the Company. Next our CEO Mr Willem M. Smit has issued a personal guarantee to ABN AMRO Bank N.V. for this credit facility.
On May 3, 2006 we entered into a loan agreement with Mr E.M. Markovits in the amount of € 300,000. This loan bears an annual compounded interest of 60% and repayment is due on August 4, 2006.
NOTE K — LOANS FROM STOCKHOLDERS
     Through June 30, 2006, various Company shareholders have advanced approximately $48,408 for working capital purposes. These loans bear interest at 4.0% and are due in August 2006.
On May 24, 2006 we entered into a loan agreement with one of our shareholders Mr A.J. van der Mark in the amount of € 100,000. This loan bears an annual compounded interest of 60% and repayment is due on August 24, 2006. Under this loan agreement we pledged as a collateral any income out of the publishing agreement with XIM Inc. (Evolved).
On June 17, 2006 we entered into a loan agreement with Built to Build Vastgoed B.V. a company controlled by one of our shareholders in the amount of € 600,000. This loan bears an annual compounded interest of 20% and repayment is due on August 17, 2006. As condition to the subscription of this loan we will issue 100,000 cash warrants with a strike price of $ 5 and a three years term. The company is currently in negotiation to renew and increase this loan agreement until November 1st 2006.
NOTE L — INCOME TAXES
The components of income tax (benefit) expense for each of the six month periods ended June 30, 2006 and 2005, respectively, are as follows:

Six months Six months
	ended	ended
	June 30,	June 30,
	2006	2005
Domestic:
Current	$—	$—
Deferred	—	—

Foreign:
Current	—	—
Deferred	—	593,934

State:
Current	—	—
Deferred	—	—

Total	$—	$—

As of December 31, 2005, the Company has a net operating loss carry forward of approximately $400,000 to offset future for United States taxable income and approximately $25,400,000 to offset future Netherlands taxes. Subject to current United States regulations, the approximate $400,000 carry forward will begin to expire in 2020. The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code and the Dutch Government. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the United States carry forwards.
The Company’s income tax expense (benefit) for the years ended December 31, 2005 and 2004, respectively, differed from the statutory rate of 34% as noted below:

	Six months	Six months
	ended	ended
	June 30,	June 30,
	2006	2005
Statutory rate applied to loss before income taxes	$(1,340,493)	$(316,060)
Increase (decrease) in income taxes resulting from:
Foreign income taxes	1,320,693	316,060
State income taxes	—	—
Deferred income taxes		(584,837)
Other, including reserve for deferred tax asset and effect of graduated tax brackets	19,800	—

Total income tax expense (benefit)	$—	(584,837)
Temporary differences, consisting primarily of the timing of the utilization of net operating loss carry forwards, give rise to deferred tax assets as of June 30, 2005.

June 30,
2006
Net operating loss carry forwards	$9,983,000
Less valuation allowance	$9,983,000
Net Deferred Tax Asset	$—
NOTE M — COMMON STOCK TRANSACTIONS
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
On June 28, 2005, the Company sold 162,100 shares of its common stock to Johannes Wilhelmus Kluijtmans for aggregate consideration of $608,000, or approximately $3.75 per share. The sale was made pursuant to the terms of a Subscription Agreement, dated as of June 28, 2005, which agreement contained confidentiality and non-disclosure agreements and covenants. The sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in the sense that they are marked with a legend with reference to Rule 144. The Company never utilized an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with the above-referenced sale.
On July 5, 2005, the Company sold 36,000 shares of its common stock to C. J. W. A. Komen for total consideration of $135,000, or approximately $3.75 per share. The sale was made pursuant to the terms of a Subscription Agreement, dated as of July 5, 2005, which agreement contained confidentiality and non-disclosure agreements and covenants. This transaction was valued at less than the closing price of the Company’s common stock on the date of the transaction and resulted in a charge to operations of approximately $63,000. The sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in the sense that they are marked with a legend with reference to Rule 144. The Company never utilized an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with the above-referenced sale. As of June 30, 2005, approximately $29,344 of the subscription remains unpaid.
On December 28, 2005, the Company exchanged 255,181 shares of its common stock to Andrew van der Mark for the repayment of notes payable in the amount of approximately $918,652, or approximately $3.60 per share. The sale was made pursuant to the terms of a Subscription Agreement, dated as of December 28, 2005, which agreement contained confidentiality and non-disclosure agreements and covenants. This transaction was valued at less than the closing price of the Company’s common stock on the date of the transaction and resulted in a charge to operations of approximately $255,181. The sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in the sense that they are marked with a legend with reference to Rule 144. The Company never utilized an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with the above-referenced sale.
On December 31, 2005, the Company sold 333,333 shares of its common stock to Mr. D. Swart for total consideration of $1,200,000, or approximately $3.60 per share. The sale was made pursuant to the terms of a Subscription Agreement, dated as of December 31, 2005, which agreement contained confidentiality and non-disclosure agreements and covenants. This transaction was valued at less than the closing price of the Company’s common stock on the date of the transaction and resulted in a charge to operations of approximately $466,666. The sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in the sense that they are marked with a legend with reference to Rule 144. The Company never utilized an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with the above-referenced sale. As of December 31, 2005, $1,200,000 in proceeds was received in January 2006.
On December 31, 2005, the Company exchanged 404,699 shares of its common stock to Mr. W. P. Deegen for cash of approximately $1,825,192, or approximately $4.51 per share. The sale was made pursuant to the terms of a Subscription Agreement, dated as of December 31, 2005, which agreement contained confidentiality and non-disclosure agreements and covenants. This transaction was valued at less than the closing price of the Company’s common stock on the date of the transaction and resulted in a charge to operations of approximately $198,302. The sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in the sense that they are marked with a legend with reference to Rule 144. The Company never utilized an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with the above-referenced sale.
On January 31, 2006, the Company exchanged 111,048 shares of its common stock to Mr. W.P. Deegen for the repayment of a loan payable in the amount of approximately $ 277,060, or approximately $2.50 per share. The sale was made pursuant to the terms of a Subscription Agreement, dated as of January 31, 2006, which agreement contained confidentiality and non-disclosure agreements and covenants. This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that the sense that they are marked with a legend with reference to Rule 144. The Company did not utilize an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with this sale. The Company never utilized an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with the above-referenced sale.
On January 31, 2006, the Company exchanged 184,178 shares of its common stock to Mr D. Swart for the repayment of a loan payable in the amount of approximately $ 460,455, or approximately $2.50 per share. The sale was made pursuant to the terms of a Subscription Agreement, dated as of January 31, 2006, which agreement contained confidentiality and non-disclosure agreements and covenants. This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that the sense that they are marked with a legend with reference to Rule 144. The Company did not utilize an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with this sale.

On March 17,2006, the Company sold 53,300 shares of its common stock to Austerlitz Finance B.V. at $3.75 per share for a total cash consideration of $200,000. The sale was made pursuant to the terms of a Subscription Agreement, dated as of March 28, 2006, This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that the sense that they are marked with a legend with reference to Rule 144. .
On March 17,2006, the Company sold the 30,000 shares of its common stock to Mrs Fock-van Ittersum at$ 4.00 per share for total cash consideration of approximately $120,000. The sale was made pursuant to the terms of a Subscription Agreement, dated as of March 28, 2006, This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that the sense that they are marked with a legend with reference to Rule 144. The Company did not utilize an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with this sale.
On March 17, 2006, the Company sold the 30,000 of its common stock to R. H. M. van Hees Orthodontist Holding B.V. at $4.00 per share for total cash consideration of approximately $120,000. The sale was made pursuant to the terms of a Subscription Agreement, dated as of March 28, 2006, This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that the sense that they are marked with a legend with reference to Rule 144. The Company did not utilize an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with this sale.
On June 1, 2006, the Company sold 128,000 of its common stock to Matrans Holding B.V. at $3.00 per share for total cash consideration of approximately $384,000. The sale was made pursuant to the terms of a Subscription Agreement, dated as of June 1, 2006, This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that the sense that they are marked with a legend with reference to Rule 144. The Company did not utilize an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with this sale.
NOTE N — STOCK WARRANTS
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
Concurrent with the December 31, 2005 stock sales to Mr. D. Swart and Mr. W. P. Deegen, the Company issued an aggregate 570,000 cash warrants to purchase an equivalent number of shares at an exercise price of $5.00 per share. The warrants may be exercised starting on January 1, 2007 and expire on December 31, 2008.
Concurrent with January 31, 2006 stock sales to Mr. W. P. Deegen, and Mr. D. Swart we issued without any other consideration to be paid to Mr. W. P. Deegen cash warrants convertible into 55,542 shares of our common stock at a price of $5.00 per share, and to Mr. D. Swart warrants to purchase 92,089 shares of our common stock at an exercise price of $5.00 per share. The warrants may be exercised starting on February 1, 2007 and expire on January 31, 2009.
Concurrent with March 17, 2006 stock sales to Austerlitz Finance B.V. , Mrs Fock-van Ittersum and R. H. M. van Hees Orthodontist Holding B.V., the Company issued to Austerlitz Finance B.V. cash warrants convertible into 25,000 shares of our common stock at a price of $5.00 per share, to Mrs Fock-van Ittersum cash warrants to purchase 15,000 shares of common stock at an exercise price of $5.00 per share and to R. H. M. van Hees Orthodontist Holding B.V. cash warrants to purchase 15,000 shares of common stock at an exercise price of $5.00 per share. These warrants may be exercised starting on March 1, 2007 and expire on February 28, 2009.
Concurrent with the June 1, 2006 stock sales to Matrans Holding B.V., the Company issued an aggregate 128,000 cash warrants to purchase an equivalent number of shares at an exercise price of $5.00 per share. The warrants may be exercised starting on June 2, 2007 and expire on June 1, 2009.
Concurrent with entering into a loan agreement on June 17, 2006 with Built to Build Vastgoed B.V.the Company issued to Built to Build Vastgoed B.V cash warrants convertible into 100,000 shares of our common stock at a price of $5.00 per share. The warrants may be exercised starting on June 18, 2007 and expire on June 17, 2009.
The following table presents warrant activity through June 30, 2006:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2004	100,000	$0.60

Issued	570,000	$5.00
Exercised	(100,000)	$0.60

Balance at December 31, 2005	570,000	$5.00

Issued	430,631	$5.00
Expired	—
Exercised	—

Balance at June 30, 2006	1,000,631	$5.00

The weighted average exercise price of all issued and outstanding warrants at June 30, 2006 is approximately $5.00.
For purposes of computing the imputed fair value of each warrant issued is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended December 31, 2005 and the three months ended June 30, 2006: dividend yield of 0%, expected volatility of 61.2 (based on the volatility of the Company’s peer group); a risk-free interest rate of approximately 4.50%, and an expected life of three years.
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
NOTE O — STOCK OPTIONS
Pursuant to an employment agreement, the Company granted on 1 September 2005 to Maarten Minderhoud, in-house General Counsel, 40,000 options to purchase shares of our common stock at an exercise price of $3.50 per share. A total of 10,000 shares of the options will vest on September 1, 2007, and the remaining options will vest in three equal installments on October 1, 2008, October 1, 2009 and October 1, 2010.
Pursuant to an employment agreement, the Company granted on 1 October 2005 to Dominique Morel, Chief Technology Officer, 100,000 options to purchase shares of our common stock at an exercise price of $3.50 per share. A total of 25,000 shares of these options will vest on October1, 2007, and the remaining options will vest in three equal installments on October 1, 2008, October 1, 2009 and October 1, 2010.
Pursuant to an employment agreement, the Company granted on 1 October 2005 to Jan Willem Kohne, Chief Financial Officer, 250,000 options to purchase shares of our common stock at an exercise price of $3.50 per share. A total of 62,500 shares of these options will vest on October 1, 2007, and the remaining options will vest in three equal installments on October 1, 2008, October 1, 2009 and October 1, 2010.
Pursuant to the terms of assignment, for non executive directors the Company granted on June 27, 2006 to Willy J. Simon, our Chairman and Non Executive Director,56,250 options to purchase shares of our common stock at an exercise price of $2.90 per share. A total of 18,750 shares of these options will vest on June 27, 2008, and the remaining options will vest in two equal installments on June 27, 2009, June 27, 2010.
Pursuant to the terms of assignment, for non executive directors the Company granted on June 27, 2006 to George M. Calhoun, one of our Non Executive Directors, 46,875 options to purchase shares of our common stock at an exercise price of $2.90 per share. A total of 15,625 shares of these options will vest on June 27, 2008, and the remaining options will vest in two equal installments on June 27, 2009, June 27, 2010.
Pursuant to the terms of assignment, for non executive directors the Company granted on June 27, 2006 to Erik L.A. van Emden, one of our Non Executive Directors, 46,875 options to purchase shares of our common stock at an exercise price of $2.90 per share. A total of 15,625 shares of these options will vest on June 27, 2008, and the remaining options will vest in two equal installments on June 27, 2009, June 27, 2010.
A summary of our stock options for the three months ended June 30, 2006 and for the two years ended December 31, 2005 and 2004, respectively, is as follows:

Weighted average
price per share
Options outstanding at January 1, 2004	—	—
Issued	—	—
Exercised	—	—
Expired/Terminated	—	—

Options outstanding at December 31, 2004	—	—
Issued	390,000	$3.50
Exercised	—	—
Expired/Terminated	—	—

Options outstanding at December 31, 2005	390,000
Issued	150,000	$2.90
Exercised	—	—
Expired/Terminated	—	—

Options outstanding at June 30, 2006	540,000

The weighted average exercise price of all issued and outstanding options at June 30, 2006 is approximately $3.33.
The Company has adopted the provisions of Statement of Financial Accounting Standards No. 123 (SFAS 123) and charges the intrinsic value of granted stock options to expense as of each respective grant date. Accordingly, in the first 6 months of 2006 approximately $134,106 has been charged to operations for the intrinsic value of granted stock options.
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
The implementation of FAS No. 123R has the following effect on the statement of operations for the three-month period ended June 30, 2006:

Six Months
Ended
(in thousands, except per share amounts)	June 30, 2006
Net loss before stock option expense	$(3,831,285)
Less stock option expense	(134,000)

Net loss as reported	$(3,965,285)

There is no impact on the basic or diluted earning per share reported on the statement of operations. For the 2005 fiscal year the Company accounted for its employee incentive stock option plans using the intrinsic value method in accordance with the recognition and measurement principles of Accounting Principles Board Opinion No. 25, ‘‘Accounting for Stock Issued to Employees.’’ Had the Company determined compensation expenses based on the fair value at the grant dates for those awards consistent with the method of SFAS 123, the Company’s net (loss) per share would not have changed since no options were granted in the six months ended June 30, 2005.
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	June 30, 2006	June 30, 2005
Risk free annual interest rate	4.50%	n/a
Expected volatility	61%	n/a
Expected life	3 years	n/a
Assumed dividends	None	n/a
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

The fair value for options issued prior to January 1, 2006 was estimated at the date of grant using a Black Scholes option-pricing model..
As of June, 2006, there was approximately $1,100,000 of unrecognized compensation cost related to non-vested stock option awards, which is expected to be recognized over a remaining weighted-average vesting period of 2.5 years.
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
[Update from WK ] The weighted-average fair value of options covering approximately 150,000 shares of common stock granted during the Q2, 2006 for which the exercise price was equal to the market price on the grant date was $1.29 and the weighted-average exercise price was $2.90.
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
NOTE P — COMMITMENTS AND CONTINGENCIES
Security agreement
Our fully owned subsidiary Playlogic Game Factory B.V., signed on August 31, 2004, a security agreement with the Dutch Tax authorities in favor of Engine Software B.V. in the amount of $98,394 per March 31, 2006 . This agreement has been terminated with effect from May 22, 2006
Transactions with related parties
During Calendar 2005, Sloterhof Investments N.V., an entity controlled by the Company’s Chief Executive Officer, reimbursed Playlogic International, N. V. for approximately $1,121,000 in expenses incurred in connection with the previously discussed reverse merger — share exchange transaction with the Company.
Office leases
The Company leases it’s executive offices located at Concertgebouwplein 13 in Amsterdam from Mr. Prof. Dr. D. Valerio. This lease agreement which expires on March 31, 2007. This lease agreement contains an extension option, which if exercised, will extend the expiration date to March 31, 2012. The lease requires annual payments of approximately $81,363 (€59,628.52) per year, to be paid in quarterly installments.
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
On June 1, 2005, the Company entered into a new lease agreement for new corporate offices at Amstelveenseweg 639-710 in Amstelveen. The lease requires annual payments of approximately$272.90 (€200.00) per square meter for rent and $34.00 (€25.00) per square meter for service costs. Payment starts July 2006 for approximately 1 / 2 of the leased premises (approximately 750 square meters) and in January 2007, payment will start on the second 1 / 2 of the leased premises (approximately 750 square meters). Payment of the service costs for each of the 750 square meter segments began at the execution of the lease agreement. The lease expires in June 2011.
Future non-cancelable lease payments on the above leases for office space are as follows:

Year ending
December 31,	Amount
2006	$314,081
2007	727,216
2008	697,220
2009	697,220
2010	697,220
2011-2015	1,593,828

Totals	$4,726,784

Transportation leases
The Company leases 23 automobiles for certain officers and employees pursuant to the terms of their individual employment agreements under operating lease agreements. These agreements are for terms of 3 to 4 years and begin to expire in 2006. The leases require monthly aggregate payments of approximately $24,760.
Future non-cancelable lease payments on the above leases for automobile leases are as follows:

Year ending
December 31,	Amount
2006	$111,929
2007	141,306
2008	90,652
2009	48,247

Totals	$392,134

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
On February 1, 2002, we entered into an employment agreement with Rogier M. Smit, our Executive Vice President & COO. The agreement is for an indefinite period; but, may be terminated by the Company upon three (3) months notice and one (1) additional month per year of service or by Rogier Smit upon three (3) months notice. Rogier Smit’s starting salary was $9,427 (€7,500) per month. On July 1, 2005, the base salary was increased to $15,009 (€11,000) per month. In addition to his salary, Mr. Smit is entitled to a company car. Pursuant to the agreement, Rogier Smit is also subject to confidentiality, non-competition and invention assignment requirements. Rogier Smit is the son of Willem Smit.
In January 2005, the Company entered into an employment agreement with Stefan Layer, our Chief Marketing & Sales Officer effective April 1, 2005. Pursuant to the terms of the agreement, Mr. Layer is responsible for our marketing, sales and licensing. This agreement is for an indefinite period, but can be terminated by the Company upon six (6) months notice or by Mr. Layer upon three (3) months notice. Mr. Layer’s starting salary is approximately $15,009 (€11,000) per month. In addition to his salary, Mr. Layer is entitled to an annual bonus equal to 1% of our net profit of the net consolidated year figures after taxes. However, during the first two years of his employment (the period from April 2005 to April 2006 and the period from April 2006 to April 2007), the amount of profit sharing to which Mr. Layer is entitled will be no less than $7,641 (€5,600) per month. Additionally, Mr. Layer received 364,556 shares of the Company’s common stock at a nominal value of $0.068 (€0.05) per share which were transferred to Mr. Layer by Sloterhof Investments, N. V., a company controlled by Willem Smit, the Company’s Chief Executive Officer. This transaction was recorded as compensation expense to Mr. Layer and as additional contributed capital. These shares are subject to a two year lock up period. After the lock up period, Mr. Layer will be permitted to sell up to 50% of his shares each year. If Mr. Layer terminates the employment agreement or is dismissed, the shares he still owns must be sold back to us at nominal value. Pursuant to the agreement, Mr. Layer is also subject to confidentiality, non-competition and invention assignment requirements.
In August 2005, the Company entered into an employment agreement with Dominique Morel our Chief Technology Officer. This agreement is for an indefinite period but can be terminated by the Company upon six (6) months notice or by Mr. Morel upon three (3) months notice. Mr. Morel’s starting salary will be $14,008.50 (€11,000) per month. Under this agreement, as approved by the Company’s Board of Directors, Mr. Morel shall be entitled to participate in a long term incentive plan of Playlogic in force from time to time. Options to be granted during the first year of this agreement will consist of a minimum of 100,000 shares at an exercise price of $3.50 per share. Pursuant to the agreement, Mr. Morel is also subject to confidentiality, non-competition and invention assignment requirements.
On October 1, 2005, the Company entered into an employment agreement with Jan Willem Kohne our Chief Financial Officer. This agreement is for an indefinite period, but can be terminated by the Company upon six (6) months notice or by Mr. Kohne upon three (3) months notice. Mr. Kohne’s starting salary will be approximately $15,055 (€11,034) per month, and the Company paid a signing bonus of approximately $48,480 (€40,000) upon execution of this agreement. Pursuant to the agreement, Mr. Kohne was granted 250,000 options to purchase shares of common stock of the Company at an exercise price of $3.50 per share. These options vest in increments of 62,500 shares on each of the agreement anniversary dates, starting on October 1, 2007. Mr. Kohne is also subject to confidentiality, non-competition and invention assignment requirements.
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
Software development contracts
The Company has entered into six (6) separate software development contracts with unrelated entities. These contracts require periodic payments of agreed-upon amounts upon the achievement of certain developmental milestones, as defined in each individual contract. All of these contracts have completion deadlines of less than one (1) year from the contract execution and will require an aggregate funding liability of approximately $4,218,670 through completion.
Litigation
On December 15, 2005, Playlogic International N.V. (plaintiff) filed a motion to institute proceedings against Digital Concepts DC Studios Inc. Montreal (defendant) and South Peak Interactive LLC North Carolina (defendant) with the Superior Court of the Province of Quebec District of Montreal Canada. Playlogic claims damages in the amount of Canadian $9,262,640 in view of the alleged unlawful termination by DC Studios of a Letter of Intent under which DC Studios granted us exclusive worldwide publishing rights of State of Emergency 2, a title that was released in the first half of 2006. We sued South Peak in these proceedings as the second defendant because South Peak, in violation of a clear letter of demand issued by us to them, has entered into a publishing agreement with DC Studios with respect to the State of Emergency 2. The Company is currently in discussion with parties involved to arrive at a settlement out of court.
The Company received termination notices from Rebellion Interactive Ltd and from Rival Technologies LLC for the PRISM development and license. Currently the Company is in discussion with both parties to agree on new terms for the development and license of PRISM.
The Company is currently in discussion with TDK Recording Media Europe S.A. on the effects of delayed delivery of Goldmaster discs and the subsequent delayed releases on the market of World Racing 2, Knights of the Temple II and Gene Troopers.
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

Item 2. Management’s Discussion and Analysis
Forward-Looking Statements
     The Information in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, made in this quarterly report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.
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
Our Business
     Playlogic is a publisher of interactive entertainment products, such as video game software and other digital entertainment products. We publish for most major interactive entertainment hardware platforms, like Sony’s PlayStation2, Microsoft’s Xbox and Nintendo’s Game Cube, PCs, next generation consoles and handheld (such as Nintendo’s Game Boy, Nintendo DS, and PSP) and mobile devices.
     Our principal sources of revenue are derived from publishing operations. Publishing revenues are derived from the sale of our digital entertainment products. We own most of the intellectual properties of our products, which we believe positions us to maximize profitability.
     As a publisher, we are responsible for publishing, sales and marketing of our products. We sell our products to distributors, who sell to retail. Furthermore, we sell directly to consumers through online distribution channels, at least two months after the product was made available at retail.
     We seek to publish high quality products developed both by our in-house studio in Breda, The Netherlands, called Playlogic Game Factory, and by external developers with whom we have contractual relationships.
     Those other independent studios — based in various countries — develop games for Playlogic under development contracts. These development contracts generally provide that we pay the studio an upfront payment, which is an advance on future royalties earned and a payment upon achievement of various milestones. In addition, we license the rights of existing titles to other studios who then develop those titles for other platforms.
     Different studios and developers frequently contact us requesting financing and publishing their games. We evaluate each of these offers based on several factors, including sales potential (primarily based on past performance by the studio or developer), technology used, track record and human resources of the studio, game play, graphics and sounds.
     We select which games we develop, based on our analysis of consumer trends and behavior and our experience with similar or competitive products. Once we select a game to develop, we then assign a development studio, based upon its qualifications, previous experience and prior performance. Once developed, we distribute our games in both the U.S. and abroad through existing distribution channels with experienced distributors.

We generally aim to release our titles simultaneously across a range of hardware formats in order to spread development risks and increase sales potential, with a minimum increase in development time and resources distributors. We generally aim to release our titles simultaneously across a range of hardware formats in order to spread development risks and increase sales potential, with a minimum increase in development time and resources.
     We believe that greater online functionality and the expanded artificial intelligence capabilities of the new platforms will improve game play and help our industry grow. In addition, according to DFC Intelligence new revenue opportunities from wireless gaming, online console gaming, and in-game advertising are expected to grow from $1 billion in 2005 to $5 billion in 2009.
Release Schedule

Expected Release
Game	Studio	Platform	Date
Completed Games
Alpha Black Zero	Khaeon (NL)	PC	Released
Airborne Troops	Widescreen Games (F)	PS2, PC	Released
Cyclone Circus	Playlogic Game Factory (NL)	PS2	Released
Xyanide	Overloaded (NL)	Mobile Phones	Released
World Racing 2	Synetic (D)	PS2, Xbox, PC	Released
Knights of the Temple 2	Cauldron (SK)	PS2, Xbox, PC	Released
Gene Troopers	Cauldron (SK)	PS2, Xbox, PC	Released

Under Development
Xyanide	Playlogic Game Factory (NL)	Xbox	Q3 2006
Age of Pirates: Caribbean Tales	Akella (Russia)	PC	Q3 2006
Ancient Wars: Sparta	World Forge (Russia)	PC	Q4 2006
Infernal	Metropolis	PC	Q4 2006
Age of Pirates: Captain Blood	Akella	PC	Q1 2007
Xyanide Resurrection	Playlogic Game Factory (NL)	PSP	Q4/Q1 2007
P.R.I.S.M. — Threat Level: Red	Rebellion (UK)	PC	To be announced
Infernal	Metropolis	Next Gen	Q3/Q4 2007
Age of Pirates: Captain Blood	Akella	Next Gen	To be announced
Red Bull Break Dance Game	JGI Games	Various	Q3 2007
Voodoo Nights	Mindware	PC & Next Gen	Q3/4 2007(i)

(i)	Final decision on Next Gen options to be made.
The following planned release dates were postponed:
Xyanide Xbox and Age of Pirates: Caribbean Tales have been postponed, because after signing distribution contract, the final street date was determined in close cooperation with the Distributor. In case of Age of Pirates: Caribbean Tales new release date planned for beginning of September is determined in close cooperation with the global distributor of the game, Atari to maximise marketing efforts.
For Xyanide Resurrection, StateShift Racing and Wizard of Funk and PRISM additional development time and efforts are needed to reach our quality standards and revenues. Release dates for Wizard of Funk and StateShift Racing are under evaluation. Company is presently discussing new terms for development and license of PRISM.
Currently Playlogic is mainly focussing on PC titles. Some major publishers have posted higher losses than the previous year recently. These losses are primarily caused by their high investments in games for the next generation consoles. Playlogic has intentionally focussed on publishing PC titles during the transition period, since the installed base of the Xbox 360 is too low for Playlogic to make sufficient return on investments. Playlogic intends to start publishing for the next gen consoles in the second half of 2007.

Management’s Overview of Historical and Prospective Business Trends
     Increased Console Installed Base. As consumers purchase the current generation of consoles, either as first time buyers or by upgrading from a previous generation, the console installed base increases. As the installed base for a particular console increases, we believe we will generally be able to increase our unit volume. However, since Microsoft introduced its Xbox 360 in November 2005 and because consumers anticipate the next generation of consoles of Sony and Nintendo (most likely fourth quarter of 2006), unit volumes often decrease. In response to the current business environment during the industry transition and our assessment of market conditions, we have been focusing on PC games in the past year, while PC and handheld titles will form a substantial part of the line-up for the coming six to twelve months. PC games are less expensive to develop, easier to get on the shelves or retailers and will benefit from online distribution channels.
     We believe that the market for interactive entertainment software will expand over the next several years as a result of the introduction of the next generation console platforms. Therefore, as of approximately the second half of 2007, we will shift our focus away from PC and start publishing next generation titles.
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
     Uncertainties and Other Risk Factors that May Affect our Future Results and Financial Condition
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-KSB for the year ended December 31, 2005 and any updates in the subsequent quarterly report, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-KSB are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. The risk factor below was disclosed on the Form 10-KSB and has been updated in connection with this Form 10-QSB filing.
     We are dependent on financing by third parties, and if we are not able to obtain the necessary financing for our operations, our business will be significantly harmed, and we may need to cease operations.
     The Company’s management believes that in order to satisfy its working capital requirements through the third quarter of 2006, it will need to obtain additional financing from third parties. If the Company does not obtain any necessary financing in the future, we may need to cease operations. There can be no assurance that sufficient funds will be available to us to allow us to cover the expenses related to such activities.
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

     In addition, in the quarterly period ended June 30, 2006, the Company received termination notices from Rebellion Interactive Ltd and Rival Technologies LLC for development and license of PRISM. Currently the Company is in discussion with both parties to agree on new terms for the development and license of PRISM. The Company is also in discussion with TDK Recording Media Europe S.A. on the effects of a delayed delivery of Goldmaster discs and the subsequent delayed releases on the market of World Racing 2, Knights of the Temple II and Gene Troopers both in Europe and North America.
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
Software Development Costs
     Capitalized software development costs include payments made in the form of milestone payments to independent software developers under development agreements, as well as direct costs incurred for internally developed products. We account for software development costs in accordance with SFAS No. 86 “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable.
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
Results of Operations
Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005.
     Net sales. Net sales for the three months ended June 30, 2006 were $413,061 as compared to $204,421 for the three months ended June 30, 2005. This represents an increase of $208,640 or 102%. A significant part of the revenues for the three months ended June 30, 2006 was derived from a third party development contract between Playlogic and Sony. Compared to the first quarter $2,719,610, the second quarter revenues were $2,306,549 lower. Major reason was that no new products were released in the current quarter.

     Net sales for the six months ended June 30, 2006 were $3,132,671 as compared to $736,559 for the six months ended June 30, 2005. The major part of the increase of $2,396,112 (325%) is derived from the first quarter revenues related to three new games released at the end of 2005 in Europe.
     Gross Profit. Gross profit totaled $246,773 for the three months ended June 30, 2006. For the three months ended June 30, 2005, gross profit totaled $187,729. This represents an increase of $59,044 or 31% and is related to increase in revenues. The gross margin decreased from 92% to 60% because revenue in 2005 was related to a license deal whereby the software development costs had been fully depreciated already.
     Gross profit totaled $1,204,758 for the six months ended June 30, 2006. For the six months ended June 30, 2005, gross profit totaled $596,790. This represents an increase of $607,968 or 102% and this increase was caused by the increase in revenues. The gross margin decreased from 81% to 38% for the above reason and because the first quarter revenues were related to a co-publishing deal with lower margin.
     Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses totaled $1,837,958 for the three months ended June 30, 2006. For the three months ended June 30, 2005, selling, general and administrative expenses totaled $1,144,053. This represents an increase of $693,904 or 61%. This increase in selling, marketing, general and administrative expenses is in line with the growth of the company, the current line-up and related cost of personnel. In the second quarter Selling and marketing has increased compared to the first quarter, due to the costs of the E3 tradeshow.
     Selling, marketing, general and administrative expenses totaled $3,529,648 for the six months ended June 30, 2006. For the six months ended June 30, 2005, selling, general and administrative expenses totaled $1,800,952. This represents an increase of $1,728,697 or 96%. This increase in selling, general and administrative expenses is in line with the growth of the company, the current line-up and related cost of personnel. Next to that in 2006 company had additional costs related to the OTC BB listing.
     Research and Development. Research and development expenses totaled $1,281,418 for the three months ended June 30, 2006. For the three months ended June 30, 2005, research and development totaled $123,668. This represents an increase of $1,157,750. This increase is due to the fact that a lower portion of our research and development expenses was capitalized. Additional capitalization has not been considered given our estimated conservative prognoses for recoverability.
     Research and development expenses totaled $1,625,110 for the six months ended June 30, 2006. For the six months ended June 30, 2005, research and development totaled $485,937. This represents an increase of $1,139,173 or 234%. This increase is due to the above mentioned reasons.
     Depreciation. Depreciation expenses totaled $75,866 for the three months ended June 30, 2006. For the three months ended June 30, 2005, the depreciation expense totaled $100,901. The decrease of $25,041or 25% was caused by fixed assets being fully depreciated that were not yet replaced.
     Depreciation expenses totaled $154,364 for the six months ended June 30, 2006. For the six months ended June 30, 2005, the depreciation expense totaled $204,968. The decrease of $50,604 (25%) was caused by the above mentioned reason.
     Interest Expense. Interest expense totaled $95,260 for the three months ended June 30, 2006. For the three months ended June 30, 2005, interest expense totaled $94,445. In the three months ended June 30, 2006 this amount was related to the bank overdraft and several short term loans.
Interest expense totaled $172,087 for the six months ended June 30, 2006. For the six months ended June 30, 2005, interest expense totaled $197,775. This represents a decrease of $25,688 or 13%. For the six months ended June 30, 2006 this amount was related to the bank overdraft facility and several short term loans.

     Net Loss. Our net loss was $2,767,780 for the three months ended June 30, 2006. For the three months ended June 30, 2005, net loss totaled $999,448. The increase of the net loss ($1,768,331 or 177%) is related to the individual factors discussed above.
     Our net loss was $3,965,285 for the six months ended June 30, 2006. For the six months ended June 30, 2005, net loss totaled $1,559,438. This represents an increase of $2,405,847 or 154%. The increase of the net loss is related to the individual factors discussed above.
     Other comprehensive income. Other comprehensive income represents the change of the Currency Translation Adjustments balance during the reporting period. The Currency Translation Adjustments balance that appears in the stockholders’ equity section is cumulative in nature and is a consequence from translating all assets and liabilities at current rate whereas the stockholders’ equity accounts are translated at the appropriate historical rate and revenues and expenses being translated at the weighted-average rate for the reporting period. The Change in currency translation adjustments was $(353,382) for the three months ended June 30, 2006 and $335,755 for the three months ended June 30, 2005.
     Other comprehensive income represents the change of the Currency Translation Adjustments balance during the reporting period. The Currency Translation Adjustments balance that appears in the stockholders’ equity section is cumulative in nature and is a consequence of translating all assets and liabilities at current rate whereas the stockholders’ equity accounts are translated at the appropriate historical rate and revenues and expenses being translated at the weighted-average rate for the reporting period. The Change in currency translation adjustments was $(461,003) for the six months ended June 30, 2006 and $929,689 for the six months ended June 30, 2005.
Liquidity and Capital Resources
June 30, 2006
     As of June 30, 2006, we had $151,593 of cash on hand.
     In order to cover its working capital requirements through the third quarter of 2006, the Company needs to obtain additional financing from third parties. The cash flow from operating activities could not be sufficient to cover the existing commitments and the development costs for both externally and internally developed games.
     Until date the company has been financed mainly by common stock subscriptions of capital to informal investors. The Company is looking for a capital raise with institutional investors and is currently in negotiation with several professional parties in that respect. In the meantime the company is looking for funding via loans and additional common stock subscriptions.
     If the Company does not obtain the necessary financing in future periods to support day-to-day operations, as well as satisfy our existing commitments; we may need to significant curtail or, at worst, cease operations.
     We expect our capital requirements to increase over the next several years as we continue to increase our line-up and develop new products both internally and through our third-party developers, increase marketing and administration infrastructure, and embark on in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the cash generation from the released games, the cost of hiring and training production personnel who will produce our titles, the cost of hiring and training additional sales and marketing personnel to promote our products, and the cost of hiring and training administrative staff to support current management.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     On December 15, 2005, Playlogic International N.V. (plaintiff) filed a motion to institute proceedings against Digital Concepts DC Studios Inc. Montreal (defendant) and South Peak Interactive LLC North Carolina (defendant) with the Superior Court of the Province of Quebec District of Montreal Canada. Playlogic claims damages in the amount of Canadian $9,262,640 in view of the alleged unlawful termination by DC Studios of a Letter of Intent under which DC Studios granted us exclusive worldwide publishing rights of State of Emergency 2, a title to be released in first half of 2006. We sued South Peak in these proceedings as the second defendant because South Peak, in violation of a clear letter of demand issued by us to them, has entered into a publishing agreement with DC Studios with respect to the State of Emergency 2. The Company is currently in discussion with parties involved to reach a settlement out of court.
     The Company is involved in a number of minor legal actions incidental to its ordinary course of business.
     With respect to the above matters, the Company believes that it has adequate legal claims or defences and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future financial position or results of operations.
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
Shares

NAME	SHARES	DATE
Matrans Holding B.V.	128,000	June 1, 2006
     In June 2006 we sold 128,000 restricted shares of our common stock par value $ .001 to Matrans Holding N.V. at a price of $3.00 per share for a total consideration of $ 384,000. The Company never utilized an underwriter for this transaction and no sales commission were paid to any third party in connection with the above-referenced sale.

Options and Warrants
Options
     None.
Warrants
     The tables below set forth the warrants we issued in the second quarter of 2006.

NAME	WARRANTS	DATE
Matrans Holding B.V.	128,000	June 1, 2006
Built to Build Vastgoed B.V.	100,000	June 17, 2006
     Concurrent with the stock sales to Matrans Holding B.V. on June 1, 2006, we issued to Matrans Holdings, without any other consideration to be paid by Matrans Holding, cash warrants convertible into 128,000 shares of common stock at an exercise price of $5.00 per share. The warrants may be exercised starting on June 2, 2007 and expire on June 1, 2009.
     As one of the conditions under a loan agreement with Built to Build Vastgoed B. V. dated June 17, 2006, we issued to Built to Build Vastgoed, without any other consideration to be paid by Built to Build Vastgoed B.V., cash warrants convertible into 100,000 shares of our common stock at an exercise price of $5.00 per share. The warrants may be exercised starting on June 18, 2007 and expire on June 17, 2009.
Issuer Purchase of Equity Securities
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     On June 27, 2006 we had our annual general shareholder meeting for the election of directors for a term expiring on the date of the annual meeting of the Company in 2007. Each of the four director nominees recommended by the Board was reelected by the shareholders present at the meeting, as follows:

Nominee	Number of Votes For	Number of Votes Withheld
Willem M. Smit	14,203,622	1,000
Willy Simon	14,203,622	1,000
George Calhoun	14,203,622	1,000
Erik van Emden	14,203,622	1,000
     No other matter was submitted to a vote of the holders of our common stock during this meeting. During the second quarter of the fiscal year ending December 31, 2006, no other matters were submitted to a vote of holders of our common stock through the solicitation of proxies or otherwise.
Item 5. Other Information.
     Since June 30, 2006, certain shareholder (Nabuurs) of the Company have advanced a loan to us in an aggregate principal amount of approximately $48,408. The proceeds of the loans will be used for working capital purposes. These loans bear interest at 4.0% and the principal and interest are due in August 2006.

     On May 24, 2006, we entered into a loan agreement with one of our shareholders, Mr. A.J. van der Mark, under which Mr. van der Mark agreed to extend a loan to the company in the principal amount of € 100,000. This loan bears an annual compounded interest of 60% and the payment of principal and interest is due on August 24, 2006. Under this loan agreement, we pledged as collateral any income out of our publishing agreement with XIM Inc.
     On June 17, 2006, we entered into a loan agreement with Built to Build Vastgoed B.V., a company controlled by one of our shareholders, in an principal amount of € 600,000. This loan bears an annual compounded interest of 20% and the payment of principal and interest is due on August 17, 2006. As condition to this loan, we issued to Built to Build Vastgoed B.V. 100,000 shares of cash warrants with a strike price of $5 per share. The warrants have a term of three years. We are currently in negotiation the lender to increase the amount and extend this loan agreement until November 1, 2006.
Item 6. Exhibits.
     The exhibits are listed in the Exhibit Index appearing at page 31 herein.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Playlogic Entertainment, Inc.
(Registrant)

Date: August 14, 2006	By:	/s/ Willem M. Smit Willem M. Smit
Chief Executive Officer
PLAYLOGIC ENTERTAINMENT, INC.
EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002