Form 10QSB
period 2006-09-30
PLAYLOGIC ENTERTAINMENT INC
filed 2006-11-21
CIK 1141590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended: September 30, 2006

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 30, 2006

Common Stock, par value $.001 per share	24,593,733 shares
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑
*  The unaudited financial statements contained in this quarterly report on Form 10-QSB has not been reviewed by the Company’s independent public accountant.

PLAYLOGIC ENTERTAINMENT, INC.
FORM 10-QSB

*	The unaudited financial statements contained in this quarterly report on Form 10-QSB has not been reviewed by the Company’s independent public accountant.

Part I — FINANCIAL INFORMATION
Item 1. Financial statements
PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited and Unreviewed)

ASSETS
Current Assets
Cash	$2.577
Accounts receivable
Trade, net of allowance for doubtful accounts	1.704.635
Value Added Taxes from foreign governments	445.234
Prepaid expenses and other	600.816

Total current assets	2.753.262

Net property and equipment	845.891

Other assets
Capitalized software development costs	4.598.348
Restricted cash	147.786

Total other assets	4.746.134

Total Assets	$8.345.287

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilities
Bank line of credit	$1.065.140
Short-term debts	379.740
Current maturities of long-term debt	37.974
Accounts payable — trade	3.341.432
Other accrued liabilities	5.319.094
Deferred revenues	1.027.973
Loan from shareholders	4.024.711

Total current liabilities	15.196.064

Long-term debt, less current maturities	237.338

Total Liabilities	15.433.402

Shareholders’ Deficit
Preferred stock — $0.001 par value. 20,000,000 shares authorized. None issued and outstanding	—
Common stock — $0.001 par value 100,000,000 shares authorized. 24,593,733 shares issued and outstanding	24.594
Additional paid-in capital	41.997.831
Accumulated currency translation adjustments reserve	(1.956.046)
Accumulated deficit	(47.154.494)

Total shareholders’ deficit	(7.088.115)

Total Liabilities and Shareholders’ Deficit	$8.345.287

The accompanying condensed notes are an integral part of these consolidated financial statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited and Unreviewed)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Revenues
Game software	$1,702,951	$542,579	$4,835,622	$1,288,361

Cost of sales
Direct costs of production	(838,089)	(206,199)	(2,766,002)	(351,827)

Gross profit	864,862	336,380	2,069,620	936,534

Operating expenses
Research and development	975,810	(3,322)	2,262,975	474,323
Selling and marketing	330,392	73,937	1,068,394	569,057
General and administrative	1,140,453	803,832	3,932,100	2,112,566
Depreciation	72,127	(5,033)	226,490	196,293
Asset impairment charges	785,494	—	1,123,439	—
Compensation expense related to common stock issuances at less than “fair value”	—	63,000	—	153,000

Total operating expenses	3,304,276	932,414	8,613,398	3,505,239

Loss from operations	(2,439,414)	(596,034)	(6,543,778)	(2,568,705)

Other income/(expense)
Interest expense	(1,457,577)	(59,477)	(1,629,665)	(256,297)
Realized and unrealized exchange losses	(360,471)	—	(49,305)	—
Other	—	(621,220)	—	(1,701,220)

Income/(Loss) before provision for income taxes	(4,257,462)	(1,276,731)	(8,222,748)	(4,526,222)
Provision for Income Taxes	—	—	—	612,934

Net loss	(4,257,462)	(1,276,731)	(8,222,748)	(3,913,288)

Other comprehensive income/(loss)
Foreign currency adjustment	4,585	25,465	(456,418)	955,154

Comprehensive Income/(Loss)	$(4,252,877)	$(1,251,266)	$(8,679,166)	$(2,958,134)

Net loss per weighted-average share of common stock outstanding, computed on Net Loss

- basic and fully diluted	(0.17)	(0.06)	(0.34)	(0.17)

Weighted-average number of shares of common stock outstanding

- basic and fully diluted	24,593,733	23,098,429	24,445,768	22,914,595

The accompanying condensed notes are an integral part of these consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2006 and 2005
(Unaudited and Unreviewed)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8.222.748)	$(3.913.288)
Adjustments to reconcile net loss to net cash used in operating activities
Realized and unrealized exchange losses	49.305	—
Depreciation	226.490	333.617
Asset impairment charge	1.123.439	—
Bad debt expense	67.558	—
Expense charges for stock options	208.000	—
Expense related to common stock issuances at less than “fair value”	—	153.000
Deferred income taxes	—	(584.741)
Non-cash interest charge related to fair value of warrants issued in conjunction with debt	123.760	—
Bonus interest on short term bridge loans	1.017.558	—
Management fees contributed as capital	75.000	—
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable — trade and other	(1.062.343)	(561.803)
Prepaid expenses and other	1.005.339	(2.141.098)
Accounts payable — trade	580.874	95.836
Other accrued liabilities	642.578	647.051
Deferred revenues	998.784	—

Net cash used in operating activities	(3.166.405)	(5.971.426)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	—	(147.642)
Cash paid for software development	(1.854.507)	(1.919.927)
Cash paid to acquire property and equipment	(269.357)	(206.476)

Net cash used in investing activities	(2.123.864)	(2.274.044)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments in bank line of credit	(562.632)	(349.198)
Net activity on short term notes	372.733	(197.273)
Principal payments on long-term debt	(27.955)	(41.104)
Proceeds from loans from shareholder	3.970.013	(4.688.041)
Payments on loans to shareholder	(75.091)	—
Proceeds from sales of common stock	820.666	13.938.534
Collections on stock subscriptions receivable	1.029.344	(29.344)

Net cash provided by financing activities	5.527.078	8.633.573

Effect of foreign exchange on cash	(373.991)	(410.329)

Increase (decrease) in Cash	(137.183)	(22.226)
Cash at beginning of period	139.760	22.226

Cash at end of period	$2.577	$—

Supplemental disclosures of interest and income taxes paid
Interest paid during the period	$74.534	$256.297
Income taxes paid (refunded)	—	—
Supplemental disclosures of non-cash investing and financing activities
Common stock issued to repay notes payable	$738.000	—
Cost of acquiring capital paid with issuance of common stock	$13.200	$—
The accompanying condensed notes are an integral part of these consolidated financial statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited and Unreviewed)
NOTE A — ORGANIZATION AND DESCRIPTION OF BUSINESS
Playlogic Entertainment, Inc. (PEI) was incorporated on May 25, 2001 in accordance with the Laws of the State of Delaware as Donar Enterprises, Inc.
On June 30, 2005, pursuant to a Securities and Exchange Agreement (Exchange Agreement) by and among PEI, a “shell company” at the time, and Playlogic International N.V. (Playlogic N.V.), a corporation formed under the laws of The Netherlands in April 2002, and the shareholders of Playlogic N.V., the Playlogic N.V. shareholders exchanged 100.0% of the issued and outstanding ordinary shares and preferred shares of Playlogic N.V. for an aggregate 21,836,930 shares of PEI’s common stock. As a result of the Exchange Agreement, Playlogic N.V. became PEI’s wholly-owned subsidiary. Playlogic N.V. Shareholders control approximately 91.0% of the outstanding common stock of PEI, post-transaction.
Playlogic N.V. publishes interactive entertainment products, such as video game software and other digital entertainment products such as video games for video game consoles, personal computers (PCs) and other handheld and mobile electronic devices developed by its internal studio and by third parties.
In subsequent notes, the consolidated entity is referred to as “the Company”.
NOTE B — BASIS OF PRESENTATION
The accompanying interim financial statements have not been audited or reviewed.
During interim periods, the Company follows the accounting policies set forth in its annual audited consolidated financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 2005. The information presented within these condensed consolidated interim financial statements have been prepared in accordance with instructions to Form 10-QSB and Article 10 of Regulation S-X and therefore condense or do not include all disclosures required by generally accepted accounting principles. Users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.
In the opinion of management, the accompanying unaudited condensed consolidated interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission’s instructions for Form 10-QSB, contain all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 2006.
For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying condensed financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.
These condensed financial statements reflect the books and records of PEI (formerly Donar Enterprises, Inc.), Playlogic N.V. (a corporation domiciled in The Netherlands) and Playlogic N.V.’s wholly-owned subsidiary Playlogic Game Factory B.V. All significant inter-company balances and transactions have been eliminated in consolidation.
NOTE C — GOING CONCERN UNCERTAINTY
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2006, the Company had an accumulated deficit of approximately $47.2 million, a shareholders’ deficit of approximately $7.1 million and a working capital deficit of approximately $12.4 million. During the nine months ended September 30, 2006, the Company incurred a net loss and negative operating cash flows of approximately $8.2 million and $3.4, respectively. During the fourth quarter of 2006, these trends have continued. Further, the Company is currently negotiating the terms of its bank line of credit and certain shareholder loans. These conditions raise uncertainties about the Company’s ability to continue as a going concern.
While the Company has contracts in place with several third-party developers and is developing titles through its Playlogic Game Factory B.V. subsidiary, and anticipates successful debuts of such titles; the market for interactive entertainment software is characterized by short product lifecycles and frequent introduction of new products. Many software titles do not achieve sustained market acceptance or do not generate a sufficient level of sales to offset the costs associated with product development. A significant percentage of the sales of new titles generally occur within the first three months following their release. Therefore, the Company’s profitability depends upon the Company’s ability to develop and sell new, commercially successful titles and to replace revenues from titles in the later stages of their lifecycles. Any competitive, financial, technological or other factor which delays or impairs the Company’s ability to introduce and sell the Company’s software could adversely affect future operating results.
The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis and its ability to raise debt and/or equity financing.
The Company anticipates future sales of equity securities to raise working capital to support and preserve the integrity of the corporate entity. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.
While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach the Company’s goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.
No adjustment has been made in the accompanying financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.
NOTE D — SUMMARY OF SELECTED SIGNIFICANT ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS
1. Currency translation
The Company incurs expenses in both US Dollar and Euro transaction accounts. The Euro is the functional currency of the Company’s operating subsidiaries domiciled in The Netherlands. All transactions reflected in the accompanying condensed consolidated financial statements have been converted into US Dollar equivalents.
The Company complies with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation”. For balance sheet purposes, at the end of any accounting cycle, the exchange rate at the balance sheet date is used for all assets and liabilities. Resulting translation adjustments are included in Accumulated currency translation adjustments reserve. The utilized conversion rates are:

September 30, 2006	$1.26580
September 30, 2005:	$1.20640
For revenues, expenses, gains and losses during a respective reporting period, a weighted average exchange rate for the respective reporting period is used to translate those elements. The Company’s management considers the Euro to be a stable currency. Accordingly, the Company calculates the weighted average exchange rate using the first day of the period being converted, the 15th of each respective month and the last day of each respective month in the reporting period. The exchange rates used for all revenues, expenses, gains and losses during the year-to-date periods ended, as noted, are:

September 30, 2006:	$1.24244
September 30, 2005:	$1.26457

2. Software development costs
Capitalized software development costs include payments made in the form of milestone payments to independent software developers under development agreements, as well as direct costs incurred for internally developed products. The Company accounts for software development costs in accordance with SFAS No. 86 — “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. At each balance sheet date, the Company evaluates the recoverability of capitalized software costs based on undiscounted future cash flows and charges to operations any amounts that are deemed unrecoverable. During the three and nine months ended September 30, 2006, the Company recognized impairment charges of approximately $ 785,000 and $ 1,123,000, respectively.
The Company’s agreements with third-party developers generally provide it with exclusive publishing and distribution rights and require it to make advance payments that are recouped against royalties due to the developer based on the contractual amounts of product sales, adjusted for certain costs.
3. Earnings (loss) per share
SFAS No. 128, “Earnings Per Share”, requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.
Unexercised stock options to purchase 540,000 and 140,000 shares of the Company’s common stock as of September 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise of the stock options would be anti-dilutive to earnings per share.
Unexercised warrants to purchase 940,631 shares of the Company’s common stock as of September 30, 2006, were not included in the computation of diluted earnings per share because the exercise of the warrants would be anti-dilutive to earnings per share. The 1,000,000 warrants issued in connection with a loan as per note G are excluded from the computation as they are used as collateral for the loan. As of September 30, 2005 there were no warrants to purchase shares of the Company’s common stock outstanding.
4. New Accounting Pronouncements
In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The Company is currently in the process of evaluating the impact of SAB No. 108 on our financial position and results of operations
In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently in the process of evaluating the impact of SFAS No. 157 on our financial position and results of operations.
In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently in the process of evaluating the impact of FIN 48 on our financial position and results of operations.
5. Reclassifications

Certain 2005 amounts have been reclassified to conform to the 2006 presentation.
NOTE E — BANK LINE OF CREDIT AND SHORT-TERM DEBT
Bank line of credit
On March 10, 2006, the Company entered into a credit facility with ABN-AMRO Bank N.V. in the amount of €1,250,000, or approximately $1.6 million. This credit facility bears interest at 7.0% and was due on October 15, 2006. The Company is currently negotiating extension of the repayment terms. Under the terms of this credit facility, the Company entered into a negative pledge arrangement on the Intellectual Property owned by the Company. Additionally, the Company’s CEO Mr. Willem M. Smit has issued a personal guarantee to ABN AMRO Bank N.V. for this credit facility.
Short-term debt
On May 3, 2006, the Company entered into a loan agreement with a lender based in the Netherlands, pursuant to which the Company borrowed the principal amount of €300,000, or approximately $375,000. This loan bears compound interest at a rate of 60% per annum, and repayment of principal and interest was due on August 4, 2006, which due date was extended for an indefinite period of time under the same terms and conditions.
NOTE F — OTHER ACCRUED LIABILITIES
As of September 30, 2006, other accrued liabilities can be specified as follows:

Payroll taxes payable	$2,351,187
Bonus interest on bridge loans	1,017,558
Accrued interest	371,320
Royalties to be paid	558,886
Deferred Rent	370,703
Accrued wages and related personnel costs	342,934
Board remuneration to be paid	110,758
Other	195,798

$5,319,094

NOTE G — LOANS FROM STOCKHOLDERS
On July 22, 2005, the Company entered into a loan agreement with a lender based in Spain, pursuant to which the Company borrowed the principal amount of €500,000, or approximately $625,000. This loan bears compound interest at a rate of 6% per annum, and repayment of principal and interest was due on December 31, 2005. The Company extended the maturity date of this loan to December 31, 2006 under the same terms and conditions.
On May 24, 2006, the Company entered into a loan agreement with a lender based in the Netherlands, pursuant to which the Company borrowed the principal amount of €100,000, or approximately $125,000. This loan bears compound interest at a rate of 60% per annum, and repayment of principal and interest was due on August 24, 2006. Under this loan agreement, the Company pledged as a collateral any income generated by the Company publishing agreement with XIM Inc. On August 7, 2006, the Company extended the maturity date of this loan for an indefinite period of time under the same terms and conditions.
Since June 30, 2006, a lender based in Andorra has advanced loans to the Company in an aggregate principal amount of €40,000 or approximately $48,000. These loans bear interest at a rate of 4.0% per annum, and the repayment of the principal and interest was due in August 2006. The Company extended the maturity date of this loan until January 1, 2007 under the same terms and conditions. .
Concurrent with the extension of this loan under an agreement dated September 1, 2006, the Company issued to this lender, warrants convertible into 40,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The warrants, fair valued at $0.88, may be exercised starting on September 1, 2007 and expire on September 1, 2009. A non cash interest charge of $35,000 was recorded in the consolidated financial statements in relation to this.
Loan from a lender based in the Netherlands
The Company entered into three loan agreements with a lender based in the Netherlands, and its director. On June 17, 2006 the company entered into a first agreement (the “First Loan”) pursuant to which the Company borrowed a principal amount of €600,000, or approximately $750,000 from. The First Loan bears compound interest at a rate of 20% per annum, payable at maturity. The repayment of the principal and interest was due on August 17, 2006.
Concurrent with entering into the loan agreement on June 17, 2006, the Company issued to this lender warrants convertible into 100,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The warrants, fair valued at $0.88, may be exercised starting on November 1, 2006 and expire on October 31, 2009. A non cash interest charge of $88,000 was recorded in the consolidated financial statements in relation to this.
On August 16, 2006 the Company entered into a second loan agreement (the “Second Loan”), pursuant to which the Company extended the maturity date of the First Loan to November 1, 2006, and also borrowed an additional principal amount of €1,000,000, or approximately $1,250,000. The second loan bears compound interest at a rate of 20% per annum, payable at maturity. The repayment of the principal and interest was due on October 31, 2006. As a condition to the Second Loan, the Company pledged all the Company’s intellectual property rights as security and collaterized its accounts receivables to the lender. The Company has the option to extend the maturity date of the First and Second Loan to December 1, 2006, provided that the Company shall pay a total amount of principal and interest of €1,600,000, or approximately $2 million on the extended maturity date plus an amount of €1,600,000, or approximately $2 million as premium. In addition, the Company has the option to further extend the maturity date of the First and Second Loan beyond December 1, 2006, as discussed below.
Concurrent with entering into the second loan agreement the Company issued to this lender warrants convertible into 400,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The warrants, fair valued at $1.49, may be exercised starting on November 1, 2006 and expire on October 31, 2009. No non cash interest charge was recorded in the consolidated financial statements in relation to this since these warrants were issued as a collateral to the loan and will become the Company’s property upon repayment of the loan and accrued interest.
On September 5, 2006 the Company entered into a third loan agreement (the “Third Loan”), pursuant to which the Company borrowed a principal amount of €500,000, or approximately $625,000. The Third Loan bears compound interest at a rate of 20% per annum, payable at maturity. The repayment of the principal and interest was due on October 31, 2006. The Company has the option to extend the maturity date of the Third Loan to December 1, 2006, provided that the Company shall pay a total amount of principal and interest of €1,000,000, or approximately $1,250,000 on the extended maturity date. In addition, the Company has the option to further extend the maturity date of the First, Second and Third Loan beyond December 1, 2006, as discussed below.
Concurrent with entering into the second and third loan agreement the Company issued to this lender warrants convertible into 500,000 shares of the Company’s common stock at an exercise price of $3.50 per share. The warrants, fair valued at $1.92 per warrant, may be exercised starting on November 1, 2006 and expire on October 31, 2009. No non cash interest charge was recorded in the consolidated financial statements in relation to this since these warrants have were issued as a collateral to the loan and will become the Company’s property upon repayment of the loan and accrued interest
On September 29, 2006 the Company borrowed an additional principal amount of €500,000, or approximately $625,000 (the “Fourth Loan”) from the lender who provided the First, Second and Third Loan. No agreement has been signed yet. The Fourth Loan bears a compound interest at a rate of 20% per annum, payable at maturity. The repayment of the principal and interest was due on October 31, 2006. The Company has the option to extend the maturity date of the Fourth Loan to December 1, 2006, provided that the Company shall pay a total amount of principal and interest of €1,000,000, or approximately $1,250,000 on the extended maturity date. In addition, the Company has the option to further extend the maturity date of the First, Second, Third and Fourth Loan beyond December 1, 2006, provided that the Company pays a premium of €60,000, or approximately $75,000 per month.
Both the terms and conditions of the Second and Third Loan as well as issuance of the warrants in connection with the Second and Third loan did not get the approval of the Board of Directors of the Company. Consequently, no written agreement was signed for the Fourth loan although the Company has received the loans. Management is currently negotiating amendment of the terms and conditions of these loans including extension of the repayment and a waiver of the penalty interest terms and a waiver of the issuance of warrants. However, there is no assurance that such negotiation will lead to any results or results favorable to the Company.
NOTE H — LONG-TERM DEBT
Long-term debt consists of a note payable to a landlord for leasehold improvements, payable in quarterly installments of approximately $8,871 through 2013. This note does not bear interest. As of September 30, 2006, this can be specified as follows:

Note payable	$275.312
Less current maturities	37.974

Long term debt, less current maturities	$237.338

NOTE I — SHAREHOLDER’S EQUITY TRANSACTIONS
Common stock
On January 31, 2006, the Company exchanged 111,048 shares of its common stock to an accredited investor based in the Netherlands for the repayment of a loan payable in the amount of approximately $ 277,000, or approximately $2.50 per share. The exchange was made pursuant to the terms of a Subscription Agreement, dated as of January 31, 2006, which agreement contained confidentiality and non-disclosure agreements and covenants. This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that the sense that they are marked with a legend with reference to Rule 144. The Company did not utilize an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with this sale.
Concurrent with January 31, 2006 debt conversion, the Company issued warrants convertible into 55,542 shares of the Company’s common stock at a price of $5.00 per share. The warrants, fair valued at $2.22 each, may be exercised starting February 1, 2007 and expire on January 31, 2009.
On January 31, 2006, the Company exchanged 184,178 shares of its common stock to an accredited investor based in the Netherlands for the repayment of a loan payable in the amount of approximately $460,000, or approximately $2.50 per share. The exchange was made pursuant to the terms of a Subscription Agreement, dated as of January 31, 2006, which agreement contained confidentiality and non-disclosure agreements and covenants. This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that the sense that they are marked with a legend with reference to Rule 144. The Company did not utilize an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with this sale.
Concurrent with January 31, 2006 debt conversion, the Company issued warrants to purchase 92,089 shares of the Company’s common stock at an exercise price of $5.00 per share. The warrants, fair valued at $2.22 each, may be exercised starting on February 1, 2007 and expire on January 31, 2009.
On March 17, 2006, the Company sold 53,300 shares of its common stock to an accredited investor based in the Netherlands at $3.75 per share for a total cash consideration of $200,000. The sale was made pursuant to the terms of a Subscription Agreement, dated as of March 28, 2006, This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that the sense that they are marked with a legend with reference to Rule 144. The Company did not utilize an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with this sale.
Concurrent with the first March 17, 2006 stock sales the Company issued warrants to purchase 25,000 shares of the Company’s common stock at a price of $5.00 per share. These warrants may be exercised starting on March 1, 2007 and expire on February 28, 2009.
On March 17, 2006, the Company sold 30,000 shares of its common stock to a second accredited investor based in the Netherlands at $4.00 per share for total cash consideration of approximately $120,000. The sale was made pursuant to the terms of a Subscription Agreement, dated as of March 28, 2006, This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that the sense that they are marked with a legend with reference to Rule 144. The Company did not utilize an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with this sale.
Concurrent with the second March 17, 2006 stock sales the Company issued warrants to purchase 15,000 shares of common stock at an exercise price of $5.00 per share. These warrants may be exercised starting on March 1, 2007 and expire on February 28, 2009.
On March 17, 2006, the Company sold 30,000 shares of its common stock to a third accredited investor based in the Netherlands at $4.00 per share for total cash consideration of approximately $120,000. The sale was made pursuant to the terms of a Subscription Agreement, dated as of March 28, 2006, This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that the sense that they are marked with a legend with reference to Rule 144. The Company did not utilize an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with this sale.

Concurrent with the third March 17, 2006 stock sales, the Company issued to warrants to purchase 15,000 shares of common stock at an exercise price of $5.00 per share. These warrants may be exercised starting on March 1, 2007 and expire on February 28, 2009.
On June 1, 2006, the Company sold 128,000 of its common stock to an accredited investor based in the Netherlands at $3.00 per share for total cash consideration of approximately $384,000. The sale was made pursuant to the terms of a Subscription Agreement, dated as of June 1, 2006. This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that the sense that they are marked with a legend with reference to Rule 144. The Company did not utilize an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with this sale.
Concurrent with the June 1, 2006 stock sales, the Company issued warrants to purchase 128,000 shares of common stock at an exercise price of $5.00 per share. The warrants may be exercised starting on June 2, 2007 and expire on June 1, 2009. He weighted average exercise price of all issued and outstanding warrants at September 30, 2006 is approximately $5.00.
Option grants
On June 27, 2006 the Company granted to Willy J. Simon, the Company’s Chairman and Non Executive Director, 56,250 options to purchase shares of the Company’s common stock at an exercise price of $2.90 per share. A total of 18,750 shares of these options will vest on June 27, 2008, and the remaining options will vest in two equal installments on June 27, 2009, June 27, 2010.
On June 27, 2006 the Company granted to George M. Calhoun, one of the Company’s Non Executive Directors, 46,875 options to purchase shares of the Company’s common stock at an exercise price of $2.90 per share. A total of 15,625 shares of these options will vest on June 27, 2008, and the remaining options will vest in two equal installments on June 27, 2009, June 27, 2010.
On June 27, 2006 the Company granted to Erik L.A. van Emden, one of the Company’s Non Executive Directors, 46,875 options to purchase shares of the Company’s common stock at an exercise price of $2.90 per share. A total of 15,625 shares of these options will vest on June 27, 2008, and the remaining options will vest in two equal installments on June 27, 2009, June 27, 2010.
On January 1, 2006, the Company SFAS No. 123 (revised 2004), “Share-Based payment” (SFAS No. 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board (“APB”), Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as an expense in the Company’s Consolidated Statements of Operations.
The implementation of SFAS No. 123R has the following effect on the statement of operations for the nine months period ended September 30, 2006:

	Three Months
	Ended September	Nine Months Ended
	30, 2006	September 30, 2006
Net loss before stock option expense	$(4,176,714)	$(8,014,748)
Less stock option expense	80,748	208,000

Net loss as reported	$(4,257,462)	$(8,222,748)

The following table illustrates the effect on the net loss and loss per share as if the Company had applied the fair value recognition provisions of FAS No. 123R for the three and nine months ended September 30, 2005.

	Three Months	Nine Months
	Ended September	Ended September
	30, 2005 (restated)	30, 2005 (restated)
Net loss applicable to common shareholders, as reported	$(1,276,731)	$(3,913,288)

Deduct: total stock-based compensation expense under fair Value method for awards, net of related tax effect	(2,315)	(2,315)

Net loss applicable to common shareholders, pro forma	$(1,279,046)	$(3,915,603)

Loss per share:
Basic and diluted loss, as reported	$(0.06)	$(0.17)

Basic and diluted loss, pro forma	$(0.05)	$(0.17)
NOTE J — OTHER RELATED PARTY TRANSACTIONS
Willem M. Smit, the Company’s Chief Executive Officer, has agreed to not receive any cash compensation until such time that the Company achieves positive cash flows from operations. However, the Company does reimburse Mr. Smit for his business related expenses and provides him with an automobile. As Mr. Smit provides executive management and oversight services to the Company, an amount of $100,000 per annum is imputed as the value of his services and recorded as additional contributed capital to the Company.
Furthermore Mr. Willem M. Smit has a current account with the Company. As of 30 September 2006 the balance of this account amounts to some $75,000 (payable to the Company) which is included in the Loans from shareholders
NOTE K —COMMITMENTS AND CONTINGENCIES
Litigation
On December 15, 2005, Playlogic International N.V. (plaintiff) filed a motion to institute proceedings against Digital Concepts DC Studios Inc., of Montreal (“DC Studios”) (defendant) and South Peak Interactive LLC, of North Carolina (“South Peak”) (defendant) with the Superior Court of the Province of Quebec District of Montreal Canada. Playlogic claims damages in the amount of Canadian $9,262,640 (or approximately $ 8.2 million using September 30, 2006 exchange rates) in view of the alleged unlawful termination by DC Studios of a Letter of Intent under which DC Studios granted the Company exclusive worldwide publishing rights of State of Emergency 2, a title that was released in the first half of 2006. The Company sued South Peak in these proceedings as the second defendant because South Peak, in alleged violation of a clear letter of demand issued by the plaintiff to the defendants, has entered into a publishing agreement with DC Studios with respect to the State of Emergency 2. The Company reached a settlement out of court in August 2006. Under this settlement the Company agreed to withdraw its action in Court while defendants renounced to claim against the Company taxable costs related to the proceedings and all parties to this settlement agreement mutually gave each other a complete full and final release and forever mutually discharged each other.
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
Other Matters
In the second quarter of 2006, the Company received termination notices from Rebellion Interactive Ltd and Rival Technologies LLC for development and license of PRISM. Currently the Company is in discussion with both parties to agree on new terms for the development and license of PRISM.
The Company signed a settlement agreement with TDK Recording Media Europe S.A. on October 11, 2006 on the effects of a delayed delivery of Goldmaster discs and the subsequent delayed releases on the market of World Racing 2, Knights of the Temple II and Gene Troopers both in Europe and North America.

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
Our Business
     Playlogic is a publisher of interactive entertainment products, such as video game software and other digital entertainment products. We publish for most major interactive entertainment hardware platforms, like Sony’s PlayStation2, Microsoft’s Xbox and Nintendo’s Game Cube, PCs, next generation consoles and handheld (such as Nintendo DS, and PSP) and mobile devices.
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
     We believe that greater online functionality and the expanded artificial intelligence capabilities of the new platforms will improve game play and help our industry grow. In addition, according to DFC Intelligence, new revenue opportunities from wireless gaming, online console gaming, and in-game advertising are expected to grow from $1 billion in 2005 to $5 billion in 2009.

Release Schedule

Expected release
Game	Studio	Platform	date to retail
Completed Games
Alpha Black Zero	Khaeon (NL)	PC	Released
Airborne Troops	Widescreen Games (F)	PS2, PC	Released
Cyclone Circus	Playlogic Game Factory (NL)	PS2	Released
Xyanide	Overloaded (NL)	Mobile Phones	Released
World Racing 2	Synetic (D)	PS2, Xbox, PC	Released
Knights of the Temple 2	Cauldron (SK)	PS2, Xbox, PC	Released [1]
Gene Troopers	Cauldron (SK)	PS2, Xbox, PC	Released [1]
Xyanide	Playlogic Game Factory (NL)	Xbox	Released
Age of Pirates: Caribbean Tales	Akella (Russia)	PC	Released

Under Development
Ancient Wars: Sparta	World Forge (Russia)	PC	Q1 2007
Infernal	Metropolis	PC	Q1 2007
Xyanide Resurrection	Playlogic Game Factory (NL)	PSP	Q1 2007
Age of Pirates: Captain Blood	Akella	PC & Next Gen	Q2/Q3 2007
Red Bull Break Dance Game	JGI Games	Various	Q3 2007
Infernal	Metropolis	Next Gen	Q3/Q4 2007 [2]
Voodoo Nights	Mindware	PC & Next Gen	Q4 2007 [2]
P.R.I.S.M. — Threat Level: Red	Rebellion (UK)	PC	To be announced

[1]	Released in Europe only.

[2]	Final decision on Next Gen options to be made.
The following planned release dates were postponed:
The release of Infernal and Ancient Wars: Sparta has been postponed, following distribution contract negotiations.
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
Management’s Overview of Historical and Prospective Business Trends
          Increased Console Installed Base. As consumers purchase the current generation of consoles, either as first time buyers or by upgrading from a previous generation, the console installed base increases. As the installed base for a particular console increases, we believe we will generally be able to increase our unit volume. However, since Microsoft introduced it’s Xbox 360 in November 2005 and because consumers anticipate the next generation of consoles of Sony and Nintendo (most likely fourth quarter of 2006), unit volumes often decrease. In response to the current business environment during the industry transition and our assessment of market conditions, we have been focusing on PC games in the past year, while PC and handheld titles will form a substantial part of the line-up for the coming six to nine months. PC games are less expensive to develop, easier to get on the shelves or retailers and will benefit from online distribution channels.
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
          The Company’s management believes that in order to satisfy its working capital requirements through the fourth quarter of 2006, it will need to obtain additional financing from third parties. If the Company does not obtain any necessary financing in the future, we may need to cease operations. There can be no assurance that sufficient funds will be available to us to allow us to cover the expenses related to such activities.
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
Critical Accounting Policies
General
          The unaudited condensed consolidated financial statements of the company have been prepared in accordance with the instructions to Article 10 of Regulation S-X. Accordingly, the financial statements do not include all information and disclosures necessary for a presentation of the company’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the company’s financial position, results of operations and cash flows. The results of operations for any interim periods are not necessarily indicative of the results for the full year. The unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto contained in this prospectus.
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

New Accounting Pronouncements
In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. We are currently in the process of evaluating the impact of SAB No. 108 on our financial position and results of operations
In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently in the process of evaluating the impact of SFAS No. 157 on our financial position and results of operations.
In July 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently in the process of evaluating the impact of FIN 48 on our financial position and results of operations.
Results of Operations
Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005.
          Net sales.
Net sales for the three months ended September 30, 2006 were $1,702,951 as compared to $542,579 for the three months ended September 30, 2005. This represents an increase of $1,160,372, which is mainly due to the release of the PC game Age of Pirates: Caribbean Tales.
          Net sales for the nine months ended September 30, 2006 were $4,835,622 as compared to $1,288,361 for the nine months ended September 30, 2005. The significant increase of $3,547,261 can be explained by the release of four new games since the end of 2005 and partly by the revenues derived from a third party development contract between Playlogic and Sony.
          Gross Profit.
Gross profit totaled $864,862 for the three months ended September 30, 2006. For the three months ended September 30, 2005, gross profit totaled $336,380. This represents an increase of $528,482 and is related to increase in revenues.
          Gross profit totaled $2,069,620 for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, gross profit totaled $936,534. This represents an increase of $1,133,086 and this increase was caused by the increase in revenues
          Selling, Marketing, General and Administrative Expenses.
Selling, marketing, general and administrative expenses totaled $1,470,845 for the three months ended September 30, 2006. For the three months ended September 30, 2005, selling, general and administrative expenses totaled $877,769. This represents an increase of $593,076. This increase is in line with the growth of the company, the current line-up and related cost of personnel.
          Selling, marketing, general and administrative expenses totaled $5,000,494 for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, selling, general and administrative expenses totaled $2,681,623. This represents an increase of $2,318,871. This increase in selling, general and administrative is in line with the growth of the company, the current line-up and related cost of personnel. Next to that in 2006 company had additional costs related to its efforts to get a NASDAQ listing.

          Research and Development.
Research and development expenses totaled $975,810 for the three months ended September 30, 2006. For the three months ended September 30, 2005, research and development totaled $(3,322). This represents an increase of $979,132. This increase is due to the fact that a lower portion of our research and development expenses was capitalized. Additional capitalization has not been considered given our estimated conservative prognoses for recoverability. An amount of $1,123,441 has been written off due to impairment of capitalized research and development expenses.
Research and development expenses totaled $2,262,975 for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, research and development totaled $474,323. This represents an increase of $1,788,652. This increase is due to the above mentioned reasons.
          Interest expense.
Interest expense totaled $1,457,577 for the three months ended September 30, 2006. For the three months ended September 30, 2005, interest expense totaled $59,477. In the nine months ended September 30, 2006 this amount was related to the bank overdraft and several short term loans of which the terms are disclosed in item 5 of this document and also includes a non cash interest charge of $123,000 representing the fair value of warrants issued in conjunction with debt. In the interest expense an amount of $1,017,558 is included relating to bonus interest of bridge loans.
Interest expense totaled $1,629,665 for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, interest expense totaled $256,297. For the nine months ended September 30, 2006 this amount was related to the bank overdraft facility and several short term bridge loans for which the terms are disclosed in item 5 of this document and also includes a non cash interest charge of $ 123,000 representing the fair value of warrants issued in conjunction with debt..
          Net Loss.
Our net loss was $4,257,462 for the three months ended September 30, 2006. For the three months ended September 30, 2005, net loss totaled $1,276,731.The increase of the net loss of $2,980,731 is related to the individual factors discussed above.
          Our net loss was $8,222,748 for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, net loss totaled $3,913,288. This represents an increase of $4,309,460. The increase of the net loss is related to the individual factors discussed above.
          Other comprehensive income.
Other comprehensive income represents the change of the Currency Translation Adjustments balance during the reporting period. The Currency Translation Adjustments balance that appears in the stockholders’ equity section is cumulative in nature and is a consequence from translating all assets and liabilities at current rate whereas the stockholders’ equity accounts are translated at the appropriate historical rate and revenues and expenses being translated at the weighted-average rate for the reporting period. The Change in currency translation adjustments was $4,585 for the three months ended September 30, 2006 and $25,465 for the three months ended September 30, 2005.
          The change in currency translation adjustments was $(456,418) for the nine months ended September 30, 2006 and $955,154 for the nine months ended September 30, 2005.
Liquidity and Capital Resources
September 30, 2006
          As of September 30, 2006, we had $2,577 cash on hand and $147,786 restricted cash in bank.
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
Item 3. Controls and Procedures.
          The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized, accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
          Based upon their evaluation as of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.
          A material weakness is a significant deficiency or a combination of significant deficiencies that result in a more than remote likelihood than a material misstatement of the annual or interim financial statements will not be prevented or detected.
          Rothstein, Kass & Company, P.C., our independent registered public accounting firm, has advised management and the Board of Directors that it has identified the following material weaknesses in our internal controls:
          A material weakness exists as of September 30, 2006, with regard to limitations in the capacity of the Company’s accounting resources to identify and react in a timely manner to non-routine, complex and related party transactions as well as the adequate understanding of the disclosure requirements relating to these transactions.
          A material weakness exists as of September 30, 2006, with regard to the fact that the Company’s Chief Executive Officer has entered into a number of financing transactions without approval of the Board of Directors.
          A material weakness exists as of September 30, 2006, with regard to the fact that the Company’s Chief Executive Officer has access to a Company credit card for which he is charging personal transactions. These transactions have been recorded on the books of the Company as a loan receivable.
          In order to remediate these material weaknesses in our internal control over financial reporting, management is in the process of designing and implementing and continuing to enhance controls to aid in the correct preparation, review, presentation and disclosures of our Consolidated Financial Statements. We are continuing to monitor, evaluate and test the operating effectiveness of these controls.
          Other than indicated above, there were no changes in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
          Limitations on the Effectiveness of Controls
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies and procedures may deteriorate.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
          On December 15, 2005, Playlogic International N.V. (plaintiff) filed a motion to institute proceedings against Digital Concepts DC Studios Inc. Montreal (defendant) and South Peak Interactive LLC North Carolina (defendant) with the Superior Court of the Province of Quebec District of Montreal Canada. Playlogic claims damages in the amount of Canadian $9,262,640 in view of the alleged unlawful termination by DC Studios of a Letter of Intent under which DC Studios granted us exclusive worldwide publishing rights of State of Emergency 2, a title to be released in first half of 2006. We sued South Peak in these proceedings as the second defendant because South Peak, in violation of a clear letter of demand issued by us to them, has entered into a publishing agreement with DC Studios with respect to the State of Emergency 2. The Company reached a settlement out of court in September 2006. Under this settlement the Company agreed to withdraw its action in Court while defendants renounced to claim against the Company taxable costs related to the proceedings and all parties to this settlement agreement mutually gave each other a complete full and final release and forever mutually discharged each other.
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
Shares
          None
Options and Warrants
Options
          None.
Warrants
          The tables below set forth the warrants we issued in the third quarter of 2006.

NAME	WARRANTS	DATE
An accredited investor based in the Netherlands	500,000	August 16, 2006
An accredited investor based in Andorra	40,000	September 1, 2006
An accredited investor based in the Netherlands	400,000	September 5, 2006
          As one of the conditions under a loan agreement with one of our shareholders. dated August 16, 2006, we issued to this shareholder without any other consideration to be paid by this shareholder, warrants convertible into 500,000 shares of our common stock at an exercise price of $2.50 per share. The warrants may be exercised starting on November 1, 2006 and expire on October 31, 2009.

     As one of the conditions under a loan agreement with one of our shareholders. dated September 1, 2006, we issued to this shareholder without any other consideration to be paid by this shareholder, warrants convertible into 40,000 shares of our common stock at an exercise price of $5.00 per share. The warrants may be exercised starting on September 1, 2007 and expire on September 1, 2009.
     As one of the conditions under a loan agreement with one of our shareholders. dated September 5, 2006, we issued to this shareholder without any other consideration to be paid by this shareholder, warrants convertible into 400,000 shares of our common stock at an exercise price of $3.50 per share. The warrants may be exercised starting on November 1, 2006 and expire on October 31, 2009.
Issuer Purchase of Equity Securities
     None.
Item 3. Defaults upon Senior Securities.
     On March 10, 2006, the Company entered into a credit facility with ABN-AMRO Bank N.V. in the amount of €1,250,000, or approximately $1.6 million. This credit facility bears interest at 7.0% and was due on October 15, 2006. The Company is currently negotiating extension of the repayment terms. Under the terms of this credit facility, the Company entered into a negative pledge arrangement on the Intellectual Property owned by the Company. Additionally, the Company’s CEO Mr Willem M. Smit has issued a personal guarantee to ABN AMRO Bank N.V. for this credit facility. The Company is currently negotiating renewal of this credit facility.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
On July 22, 2005, the Company entered into a loan agreement with a lender based in Spain, pursuant to which the Company borrowed the principal amount of €500,000, or approximately $625,000. This loan bears compound interest at a rate of 6% per annum, and repayment of principal and interest was due on December 31, 2005. The Company extended the maturity date of this loan to December 31, 2006 under the same terms and conditions.
On May 24, 2006, the Company entered into a loan agreement with an lender based in the Netherlands, pursuant to which the Company borrowed the principal amount of €100,000, or approximately $125,000 . This loan bears compound interest at a rate of 60% per annum, and repayment of principal and interest was due on August 24, 2006. Under this loan agreement, the Company pledged as a collateral any income generated by the Company publishing agreement with XIM Inc. On August 7, 2006, the Company extended the maturity date of this loan for an indefinite period of time under the same terms and conditions.
Since June 30, 2006, a lender based in Andorra has advanced loans to the Company in an aggregate principal amount of approximately $48,000. These loans bear interest at a rate of 4.0% per annum, and the repayment of the principal and interest was due in August 2006. The Company extended the maturity date of this loan till January 1, 2007 under the same terms and conditions. .
Loan from a lender based in the Netherlands
The Company entered into three loan agreements with a lender based in the Netherlands, and its director . On June 17, 2006 the company entered into a first agreement (the “First Loan”) pursuant to which the Company borrowed a principal amount of €600,000, or approximately $750,000 from. The First Loan bears compound interest at a rate of 20% per annum, payable at maturity. The repayment of the principal and interest was due on August 17, 2006.
On August 16, 2006 the Company entered into a second loan agreement (the “Second Loan”), pursuant to which the Company extended the maturity date of the First Loan to November 1, 2006, and also borrowed an additional principal amount of €1,000,000, or approximately $1,250,000, which bears compound interest at a rate of 20% per annum, payable at maturity. The repayment of the principal and interest was due on October 31, 2006. As a condition to the Second Loan, the Company pledged all the Company’s intellectual property rights as security and collaterized its accounts receivables to the lender. The Company has the option to extend the maturity date of the First and Second Loan to December 1, 2006, provided that the Company shall pay a total amount of principal and interest of €1,600,000, or approximately $2 million on the extended maturity date plus an amount of €1,600,000, or approximately $2 million as premium. In addition, the Company has the option to further extend the maturity date of the First and Second Loan beyond December 1, 2006, provided that the Company pays a premium of €60,000, or approximately $75,000 per month.
On September 5, 2006 the Company entered into a third loan agreement (the “Third Loan”), pursuant to which the Company borrowed a principal amount of €500,000, or approximately $625,000. The Third Loan bears compound interest at a rate of 20% per annum, payable at maturity. The repayment of the principal and interest was due on October 31, 2006. The Company has the option to extend the maturity date of the Third Loan to December 1, 2006, provided that the Company shall pay a total amount of principal and interest of €1,000,000, or approximately $ 1,250,000 on the extended maturity date. In addition, the Company has the option to further extend the maturity date of the First, Second and Third Loan beyond December 1, 2006, provided that the Company pays a premium of €60,000, or approximately $75,000 per month.
On September 29, 2006 the Company borrowed an additional principal amount of €500,000, or approximately $625,000 from the lender who provided the First, Second and Third Loan (the “Fourth Loan”). No agreement has been signed yet. The Fourth Loan bears a compound interest at a rate of 20% per annum, payable at maturity. The repayment of the principal and interest was due on October 31, 2006. The Company has the option to extend the maturity date of the Fourth Loan to December 1, 2006, provided that the Company shall pay a total amount of principal and interest of €1,000,000, or approximately $1,250,000 on the extended maturity date. In addition, the Company has the option to further extend the maturity date of the First, Second, Third and Fourth Loan beyond December 1, 2006, provided that the Company pays a premium of €60,000, or approximately $75,000 per month.
Both the terms and conditions of the Second and Third Loan as well as issuance of the warrants in connection with the Second and Third loan did not get the approval of the Board of Directors of the Company. Consequently no agreement was signed for the Fourth loan. Management is currently negotiating amendment of the terms and conditions of these loans including extension of the repayment and a waiver of the penalty interest terms and the issuance of warrants.
Subsequent events
Termination of a Material Definitive Agreement
The Company and its Chief Financial Officer, Jan Willem Kohne, amicably agreed on Mr. Kohne’s resignation on October 31, 2006. Effective November 1, 2006, the employment agreement between the Company and Mr. Kohne was terminated. Under this agreement, the Company was paying Mr. Kohne $13,792 (€11,034) per month to serve as the Company’s Chief Financial Officer. The Company did not pay early termination penalties in connection with the termination of this agreement. The 90,000 shares of common stock of the Company owned by Mr. Kohne were sold back to the Company at par value. Moreover, Mr. Kohne’s options to purchase 250,000 shares of common stock of the Company at an exercise price of $3.50 per share were forfeited on November 1, 2006.
Appointment of Principal Officers.
The Company started a search for an Executive Board member with financial qualifications some time ago. In the meantime, the Company appointed its controller, Wilbert Knol (39), as the interim Chief Financial Officer, effective November 1, 2006.
Mr. Knol is a party to an employment agreement with the Company dated November 28, 2005. The agreement is for an indefinite period, but can be terminated by the Company upon two months notice or by Mr. Knol upon one month’s notice. Mr. Knol’s current salary is $12,603 (€ 10,083) per month. Moreover the Company granted Mr. Knol options to purchase 60,000 shares of common stock of the Company at an exercise price of $ 2.50. Mr. Knol is also subject to confidentiality, non-competition and invention assignment requirements.
Item 6. Exhibits.
The exhibits are listed in the Exhibit Index appearing at page 31 herein.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Playlogic Entertainment, Inc.

(Registrant)

Date: November 20, 2006	By:	/s/ Willem M. Smit

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