Form 10QSB/A
period 2005-06-30
PLAYLOGIC ENTERTAINMENT INC
filed 2006-12-21
CIK 1141590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB/A
Amendment No. 1
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended: June 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
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
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No
APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at August 19, 2005
Common Stock, par value $.001 per share	23,063,994 shares
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

EXPLANATORY NOTE
RESTATEMENT OF FINANCIAL STATEMENTS
This Amendment No. 1 on Form 10-QSB/A amends and restates the items identified below with respect to the quarterly report on Form 10-QSB filed by Playlogic Entertainment, Inc. (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on August 19, 2005 (the “Original Fling”) for the quarterly period ended June 30, 2005.
Restatements
As described in the Amendment No. 2 to current report on Form 8-K/A filed by the Company with the SEC on December 19, 2006, the Company announced it would restate its unaudited financial statements for the quarterly period ended June 30, 2005. The restatements reflect the Company’s determination that its accounting for the reimbursement of certain expenses incurred during the second and third quarters of 2005 in connection with the share exchange transaction had not been properly reflected in the unaudited financial statements contained in the Original Filing in accordance with the generally accepted accounting principles of the United States. Certain operating expenses and transaction costs related to the Company’s share exchange transaction entered into in June 2005, which were initially paid by the Company and reimbursed by certain shareholders, were omitted from the Company’s consolidated statements of operations for each of the six and three months ended June 30, 2005, the nine and three months ended September 30, 2005 and the fiscal year ended December 31, 2005. The corrections to this error resulted in either the recognition of additional contributed capital and/or a reduction in amounts due from shareholders for unrelated advances made prior to the share exchange transaction. The restatements contained in this Form 10-QSB/A were made in accordance with the provisions of SFAS 154 for correction of errors. The Company is also restating its unaudited financial statements for the three months ended September 30, 2005 contained in the quarterly report on Form 10-QSB filed with the SEC on November 14, 2005, audited financial statements for the fiscal year ended December 31, 2005 contained in its annual report on Form 10-KSB filed with the SEC on May 5, 2006, unaudited financial statements for the three months ended March 31, 2006 contained in the quarterly report on Form 10-QSB filed with the SEC on May 22, 2006 and unaudited financial statements for the three months ended June 30, 2006 contained in the quarterly report on Form 10-QSB filed with the SEC on August 14, 2006.
Changes Reflected in this Form 10-QSB/A
This Form 10-QSB/A only amends and restates certain information in the following items related to the quarterly period ended June 30, 2005:

Part I Financial Information
Item 1 – Financial Statements
Unaudited Consolidated Financial Statements
Note D Summary of Significant Accounting Policies
Note E Correction of an Error
Note H Common Stock Transactions
Item 2 – Management’s Discussion and Analysis or Plan of Operations
Restatements
Results of Operations
Liquidity and Capital Resources
Item 3 – Controls and Procedures
Part II Other Information
Item 6 – Exhibits
Certifications

Primarily these amendments are to reflect the Company’s certain operating expenses and transaction costs incurred in connection with the share exchange transaction in June 2005, which were initially paid by the Company and then reimbursed by certain shareholders and were omitted from the unaudited financial statements in the Original Filing. Other non-material revisions were also made in order to clarify certain disclosure in the Original Filling and to enhance the presentation.
The application of the foregoing has resulted in certain significant amendments to the Original Filing. Revenues were not restated from the Original Filing and remained at $204,421 in the three months ended June 30, 2005. The impact of the amendments resulted however, in a net loss of $2,136,875 in the three months ended June 30, 2005, as opposed to a net loss of $999,448, as reported in the Original Filing. These restatements are primarily due to the reorganization expenses of $668,757 for the three months ended June 30, 2005, which were omitted in the Original Filing, and an increase of general and administrative expenses from $ 739,388 (which includes $ 90,000 compensation expense reclassified to general and administrative expenses in the restated financials) as stated in the Original Filing to $1,208,058 for the three months ended June 30, 2005. These restatements reflect the originally omitted operating expenses and transaction costs related to the share exchange transaction in June 2005. Such operating expenses and transaction costs have no effect on the stockholders’ equity as of June 30, 2005. These restatements affected some of the items within the Company’s consolidated statement of cash flows for the three months ended June 30, 2005, but did not impact cash at the end of the period.
Except for the amended and restated information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update those disclosures affected by subsequent events. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than this restatement), and such forward-looking statements should be read in their historical context. This Form 10-QSB/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

PLAYLOGIC ENTERTAINMENT, INC.
FORM 10-QSB/A
CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	1

Consolidated Balance Sheet at June 30, 2005 (unaudited)	1

Consolidated Statements of Operations and Comprehensive Income (unaudited) for the nine months ended June 30, 2005 and June 30, 2004 and for three months ended June 30, 2005 and 2004	2

Consolidated Statements of Cash Flows (unaudited) for the nine months ended June 30, 2005 and 2004	3

Notes to Consolidated Financial Statements	4

Item 2. Management’s Discussion and Analysis	13

Item 3. Controls and Procedures	18

PART II — OTHER INFORMATION

Item 6. Exhibits	19

Signatures

Exhibit Index

Certifications
EX-31.1: CERTIFICATIONS
EX-31.2: CERTIFICATIONS
EX-32.1: CERTIFICATIONS
EX-32.2: CERTIFICATIONS

Item 1. Financial Statements
Playlogic International, Inc. and Subsidiaries
Balance Sheet
June 30, 2005
(Unaudited)

(RESTATED)
June 30, 2005
ASSETS
Current Assets
Cash on hand and in bank	$144,031
Accounts receivable
Trade, net of allowance for doubtful accounts	703,430
Taxes	301,740
Affiliated entities	491,115
Prepaid expenses	784,499
Deferred tax asset	584,837

Total current assets	3,009,652

Software development costs	1,838,512

Property and equipment — at cost, net of accumulated depreciation	503,666

Other assets	91,119

Total Assets	$5,442,949

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Bank overdraft	$393,896
Short term loans from third parties	187,023
Software development financing	241,320
Accounts payable — trade	2,450,847
Accrued salaries, wages and related payroll taxes	745,263
Other accrued liabilities	415,339
Income tax due to shares for management	85,251

Total current liabilities	4,518,939

Long-Term Liabilities
Long-term debt, net of current maturities	271,485

Total liabilities	4,790,424

Commitments and Contingencies
Shareholders’ Equity
Preferred stock — $0.001 par value. 20,000,000 shares authorized. None issued and outstanding	—
Common stock — $0.001 par value. 100,000,000 shares authorized. 23,063,994 and 22,801,894 shares issued and outstanding, respectively	23,064
Additional paid-in capital	32,661,950
Currency translation adjustment	1,171,721
Accumulated deficit	(33,204,210)

Total shareholders’ equity	652,525

Total Liabilities and Shareholders’ Equity	$5,442,949

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

Playlogic International, Inc. and Subsidiaries
Statements of Operations and Comprehensive Income
 Six and Three months ended June 30, 2005 and 2004
(Unaudited)

	(RESTATED)		(RESTATED)
	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Revenues	$736,559	$—	$204,421	$—

Cost of Sales	139,769	—	16,692	—

Gross Profit	596,790	—	187,729	—

Expenses
Reorganization costs	668,757	—	668,757	—
Research and development costs	485,937	1,809,483	123,668	1,010,310
Sales and marketing expenses	500,585	386,999	494,665	372,255
General and administrative expenses	1,859,037	10,360,091	1,208,058	775,682
Depreciation	204,968	154,038	100,901	80,591

Total operating expenses	3,719,284	12,710,611	2,596,049	2,238,838

Loss from operations	(3,122,484)	(12,710,611)	(2,408,320)	(2,238,838)

Other Income (Expense)
Interest expense	(197,775)	—	(94,445)	(416,238)

Loss before Income Taxes	(3,320,269)	(12,710,611)	(2,502,765)	(2,655,076)

Provision for Income Tax Benefit	623,404	—	365,890	—

Net Loss	(2,696,865)	(12,710,611)	(2,136,875)	(2,655,076)

Other comprehensive income
Change in foreign currency translation	(3,958,188)	(466,735)	(2,271,116)	(198,138)

Comprehensive Loss	$(7,655,053)	$(13,177,346)	$(4,407,991)	$(2,853,214)

Loss per weighted-average share of common stock outstanding, computed on Net Loss — basic and fully diluted	$(0.12)	$(0.56)	$(0.09)	$(0.12)

Weighted-average number of shares of common stock outstanding	22,821,155	22,676,120	22,840,205	22,759,290

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

Playlogic International, Inc. and Subsidiaries
Statements of Cash Flows
 Six months ended June 30, 2005 and 2004
(Unaudited)

	(RESTATED)
	Six months	Six months
	ended	ended
	June 30, 2005	June 30, 2004
Cash Flows from Operating Activities
Net Loss	$(2,741,737)	$(13,462,960)

Adjustments to reconcile net income to net cash
provided by operating activities
Currency translation adjustment	3,958,188	466,734
Depreciation	204,968	154,038
Expenses paid by affiliated entity	549,945	—
Imputed expense related to common stock issuances at less than “fair value”	90,000	—
(Increase) Decrease in
Accounts receivable — trade	(703,430)	(79,897)
Value added taxes receivable	(301,740)	(276,413)
Prepaid expenses	(1,237,843)	164,490
Deferred tax asset	(584,837)	—
Increase (Decrease) in
Accounts payable — trade	(736,746)	949,609
Other current liabilities	437,547	356,428

Net cash used in operating activities	(1,065,685)	(11,727,971)

Cash Flows from Investing Activities
Cash paid for software development	(664,115)	(471,556)
Cash advanced to affiliated entities	(402,357)	—
Cash paid to acquire property and equipment	—	(319,300)
Cash received from disposition of property and equipment	12,838	—

Net cash used in investing activities	(1,053,634)	(790,856)

Cash Flows from Financing Activities
Increase in cash overdraft	(539,121)	1,510,736
Principal payments on short term notes to third parties	(25,995)	—
Principal payments on long-term debt	(56,235)	(29,250)
Cash advanced or repaid to shareholder	(7,688,248)	2,940,867
Proceeds from sales of common stock	10,524,700	8,951,268
Cash contributed by shareholder to support operations	45,341	—
Cash paid to acquire capital	(19,318)	—

Net cash provided by financing activities	2,241,124	13,373,621

Increase (Decrease) in Cash and Cash Equivalents	121,805	854,794
Cash and cash equivalents at beginning of period	22,226	81,711

Cash and cash equivalents at end of period	$144,031	$936,505

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$197,775	$752,349

Income taxes paid (refunded)	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

Playlogic International, Inc. and Subsidiaries
Notes to Restated Consolidated Financial Statements
June 30, 2005 and 2004
Note A — Organization and Description of Business
Playlogic International, Inc. (PII) was incorporated on May 25, 2001 in accordance with the Laws of the State of Delaware as Donar Enterprises, Inc.
PII’s initial business plan was to provide the conversion and filing of various documents prepared in accordance with either the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, for small to mid-sized public companies with the U.S. Securities and Exchange Commission (SEC) electronically through EDGAR, the SEC’s Electronic Data Gathering, Analysis, and Retrieval system. The Company has never been affiliated with the SEC in any manner.
On February 27, 2002, PII’s Registration Statement on Form SB-2 (SEC File No. 333-68702), registering 2,000,000 pre-reverse split shares to be sold at a price of $0.05 per share, was declared effective. Between July and December 2002, PII sold an aggregate 656,000 pre-reverse split shares of stock under this Registration Statement.
In June 2004 and December 2004, respectively, PII experienced separate changes in control and abandoned its business plan related to providing electronic filing services for small to mid-sized public companies and began a search to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.
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
Note B — Preparation of Financial Statements
The acquisition of Playlogic International N. V. on June 30, 2005, by Playlogic International, Inc. (formerly Donar Enterprises, Inc.) effected a change in control and was accounted for as a “reverse acquisition” whereby Playlogic N. V. is the accounting acquiror for financial statement purposes. Accordingly, for all periods subsequent to the June 30, 2005, the financial statements of the Company reflect the historical financial statements of Playlogic N. V. since it’s inception and the operations of Playlogic Entertainment (formerly Donar) subsequent to the June 30, 2005.
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

Playlogic International, Inc. and Subsidiaries
Notes to Restated Consolidated Financial Statements — Continued
June 30, 2005 and 2004
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
These financial statements reflect the books and records of Playlogic International, Inc. (formerly Donar Enterprises, Inc.), Playlogic International N.V. (a corporation domiciled in The Netherlands) and its 100%-subsidiary Playlogic Game Factory B.V. All significant intercompany transactions have been eliminated in combination. The consolidated entities are referred to as Company.
Note C — Going Concern Contingency
The Company’s management believes that the current cash on hand and additional cash expected from operations will be sufficient order to cover its working capital requirements through the third quarter of 2005. After that time, it will need to obtain additional financing from third parties. If it does obtain any necessary financing in the future, it may need to cease operations.
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

Playlogic International, Inc. and Subsidiaries
Notes to Restated Consolidated Financial Statements — Continued
June 30, 2005 and 2006
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

The Company’s current customers are located principally within Europe. The Company typically makes sales to most of its retailers and some distributors on unsecured credit, with terms that vary depending upon the customer’s credit history, solvency, credit limits and sales history. From time to time, distributors and retailers in the interactive entertainment software industry have experienced significant fluctuations in their business operations and a number of them have failed. The insolvency or business failure of any significant Company customer could have a material negative impact on the Company’s business and financial results.

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

Playlogic International, Inc. and Subsidiaries
Notes to Restated Consolidated Financial Statements — Continued
June 30, 2005 and 2006
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

The Company has adopted the provisions of AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” whereby all organizational and reorganizational costs incurred with either the initial formation and capitalization of the Company or the reorganization of the Company pursuant to the June 2005 Share Exchange Agreement were charged to operations as incurred.

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

Playlogic International, Inc. and Subsidiaries
Notes to Restated Consolidated Financial Statements — Continued
June 30, 2005 and 2004
Note D — Summary of Significant Accounting Policies — Continued
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

As of June 30, 2005 and 2004, the Company has no outstanding stock options and the Company’s outstanding stock warrants are anti-dilutive due to the Company’s net operating loss position.

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

Playlogic International, Inc. and Subsidiaries
Notes to Restated Consolidated Financial Statements — Continued
June 30, 2005 and 2004
Note D — Summary of Significant Accounting Policies — Continued
14.	New accounting pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” which revised Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation”. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the condensed consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005. Although the Company is currently analyzing the method of adoption and impact of the adoption of this standard, effective January 1, 2006, it is expected to have an impact on the Company’s consolidated financial statements similar to the pro forma disclosure under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).
Note E — Correction of an Error
During the course of preparing the unaudited financial statements for the three months ended September 30, 2006, Management of the Company determined that the Company’s accounting for the reimbursement of certain expenses incurred during the second and third quarter of 2005 had not been properly reflected in accordance with U.S. generally accepted accounting principles. Certain operating expenses and transaction costs associated with the Company’s Share Exchange Agreement entered into in June 2005, which were initially paid by the Company and reimbursed by certain shareholders, were omitted from the Company’s consolidated statements of operations for each of the six and three months ended June 30, 2005, the nine and three months ended September 30, 2005 and the year ended December 31, 2005. The corrections to this situation resulted in either the recognition of additional contributed capital and/or a reduction in amounts due from shareholder(s) for unrelated advances made prior to the aforementioned Share Exchange Agreement.

Six months
ended
June 30,
2005
Net Loss, as previously reported	$(1,559,438)

Effect of the correction of an error
(Increase) Decrease in Net Loss by financial statement line item:
Operating expenses:
Recognition of previously unrecorded reorganization expenses	(668,757)
Recognition of previously unrecorded general and administrative expenses	(468,670)

Total effect of changes on Loss from Operations and Net Loss	(1,137,427)

Net Loss, as restated	$(2,696,865)

Earnings per share, as previously reported	$(0.07)
Total effect of changes	(0.05)

Earnings per share, as restated	$(0.12)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

Playlogic International, Inc. and Subsidiaries
Notes to Restated Consolidated Financial Statements — Continued
June 30, 2005 and 2004
Note E — Correction of an Error — Continued
These restatements to the Company’s financial statements were, in part, caused by a material weakness in the Company’s internal control over financial reporting due to the limitations in the capacity of the Company’s accounting resources to appropriately identify and react in a timely manner to non-routine, complex and related party transactions and communicate said occurrences to it’s independent auditors, as well as the adequate understanding of the disclosure requirements relating to these types of transactions. In order to remediate this material weaknesses, Management of the Company is in the process of designing and implementing improvements to it’s internal controls over financial reporting and to better define the most appropriate protocols to enhance the preparation, review, presentation and disclosures of the Company’s financial statements.
Note F — Fair Value of Financial Instruments
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
Note G — Concentrations of Credit Risk
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
(Remainder of this page left blank intentionally)
The financial information presented herein has been prepared by management without audit by independent certified public accountants.

Playlogic International, Inc. and Subsidiaries
Notes to Restated Consolidated Financial Statements — Continued
June 30, 2005 and 2004
Note H — Common Stock Transactions
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
The following table presents warrant activity through June 30, 2005:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Balance at December 31, 2004	100,000	$0.60
Issued	—
Exercised	(100,000)

Balance at June 30, 2005	—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

Playlogic International, Inc. and Subsidiaries
Notes to Restated Consolidated Financial Statements — Continued
June 30, 2005 and 2004
Note H — Common Stock Transactions — Continued
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
Note I — Commitments and Contingencies
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
Sloterhof Investments N.V. agreed with the company to reimburse the company for certain expenses incurred in connection with the reverse-share exchange transaction with Playlogic International, Inc., previously discussed.
(Remainder of this page left blank intentionally)
The financial information presented herein has been prepared by management without audit by independent certified public accountants.

Item 2. Management’s Discussion and Analysis
Forward-Looking Statements
The information in this report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about them so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements, other than statements of historical fact, made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect the management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.
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
New Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment” which revised Statement of Financial Accounting Standards No. 123 (R), “Accounting for Stock-Based Compensation”. This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The revised statement addresses the accounting for share-based payment transactions with employees and other third parties, eliminates the ability to account for share-based compensation transactions using APB 25 and requires that the compensation costs relating to such transactions be recognized in the condensed consolidated statement of operations. The revised statement is effective as of the first fiscal year beginning after June 15, 2005.

Although we are currently analyzing the method of adoption and impact of the adoption of this standard, effective January 1, 2006, we expect it will have an impact on our condensed consolidated financial statements similar to the pro forma disclosure under Statement of Financial Accounting Standards No. 123 (R), “Accounting for Stock-Based Compensation” (“SFAS 123 (R)”).
Restatements
The following discussion and analysis gives effect to the restatements described in Note E to the unaudited consolidated financial statements for the quarterly period ended June 30, 2005 contained in this report. Accordingly, certain of the data set forth in this section are not comparable to discussions and data in our previously filed quarterly report for corresponding period. The unaudited consolidated balance sheet as of June 30, 2005, the unaudited consolidated statements of operations for each of the three and nine months ended June 30, 2005 and the unaudited consolidated statements of cash flow for each of the three and six months ended June 30, 2005 present the effect of changes in our unaudited consolidated financial statement caused by the restatements.
Results of Operations
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004.
Net sales. Net sales for the three months ended June 30, 2005 were $204,421, as compared to $0 for the three months ended June 30, 2004. This increase in revenue is primarily the result of starting sales of Playlogic’s games in the fourth quarter of 2004. $204,421 of the revenues for the three months ended June 30, 2005 were from Europe, and $0 were from the US. All of these revenues were derived from Playlogic’s game distributors.
Gross Profit. Gross profit totaled approximately $187,729 for the three months ended June 30, 2005. For the three months ended June 30, 2004, gross profit totaled $0. This increase in gross profit is primarily the result of an increase in net sales.
Reorganization expense. Reorganization expenses totaled $668,757 for the three months ended June 30, 2005 compared to $0 for the three months ended June 30, 2004. These expenses relate to the June 2005 reverse-share exchange transaction.
Research and development. Research and development expenses totaled $123,668 for the three months ended June 30, 2005. For the three months ended June 30, 2004, research and development totaled $1,010,310. This represents a decrease of $886,642, or 87%. This decrease was due to a higher amount of our research and development expenses being capitalized.
Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses totaled $1,702,723 , for the three months ended June 30, 2005. For the three months ended June 30, 2004, selling, general and administrative expenses totaled $1,147,937. This represents an increase of $554,786 or 48% . The increase mainly relates to increase expenses to prepare the company for the reverse-share exchange transaction.
Depreciation. Depreciation expenses totaled $100,901 for the three months ended June 30, 2005. For the three months ended June 30, 2004, the depreciation expense totaled $80,591. The increase of $20,310 or 25.2% was caused by an increase in fixed assets that are depreciated on a straight line basis over the economic life time.

Interest Expense. Interest expense totaled $94,445 for the three months ended June 30, 2005. For the three months ended June 30, 2004, interest expense totaled $416,238. This represents a decrease of $321,793, or 77.3%. This decrease in interest expense is primarily the result of Playlogic’s debt holders converting their loans into ordinary shares of Playlogic.
Benefit from income taxes. The benefit from income taxes totaled $365,890 for the three months ended June 30, 2005 and $0 for the three months ended June 30, 2004. This increase was caused by recognition of deferred tax income in 2005, whereas in 2004 the recognition criteria were not met.
Net Loss. Our net loss was $2,136,875 for the three months ended June 30, 2005. For the three months ended June 30, 2004, net loss totaled $2,655,076. This was primarily due to a one-time charge related to the grant of stock options to certain stockholders in 2004, recognition of benefits from income taxes, increased gross profit, lower interest expenses and lower research and development costs as well as cost relating to the reverse merger in June 2005.
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
Reorganization expense. Reorganization expenses totaled $668,757 for the six months ended June 30, 2005 compared to $0 for the six months ended June 30, 2004. These expenses relate to the June 2005 reverse-share exchange transaction.
Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses totaled $2,359,622 for the six months ended June 30, 2005. For the six months ended June 30, 3004, selling, general and administrative expenses totaled $10,747,090. This represents a decrease of $8,387,468, or 78%. This decrease in selling, general and administrative expenses is primarily the result of a one-time charge of granted options to certain stock holders in 2004. No options have been granted in the first six months ended June 30, 2005.
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

Benefit from income taxes. Benefit from income taxes totaled $623,404 for the six months ended June 30, 2005. For the six months ended June 30, 2004, benefit from income taxes totaled $0. This increase was caused by recognition of deferred tax income in 2005, whereas in 2004 the recognition criteria were not met.
Net Loss. Our net loss was $2,696,865 for the six months ended June 30, 2005. For the six months ended June 30, 2004, net loss totaled $13,462,960. This was primarily due to a one-time charge related to the grant of stock options to certain stockholders in 2004, recognition of benefits from income taxes, increased gross profit, lower interest expenses and lower research and development costs, although the Company incurred expenses relating to the reverse-share exchange transaction
Liquidity And Capital Resources
June 30, 2005
As of June 30, 2005, we had $144,031 of cash on hand.
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
The certifying officers of this Form 10-QSB/A, Willem Smit, our Chief Executive Officer, and Wilbert Knol, our interim Chief Financial Officer, have reconsidered the adequacy of the Company’s internal controls over financial reporting in light of the revisions to the unaudited financial statements contained in the Original Filing and have determined that the Company’s internal controls are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, possessed, summarized, and reported within the time periods specified in the SEC rules and forms. These restatements to the Company’s financial statements were, in part, caused by a material weakness in the Company’s internal control over financial reporting due to the limitations in the capacity of the Company’s accounting resources to appropriately identify and react in a timely manner to non-routine, complex and related party transactions, communicate said occurrences to its independent auditors, and adequately understand the disclosure requirements relating to these types of transactions. In order to remediate these material weaknesses, the management of the Company is in the process of designing and implementing improvements to its internal controls and to better define the most appropriate protocols to enhance the preparation, review, presentation and disclosures of the Company’s financial statements.
PART II. OTHER INFORMATION
Item 6. Exhibits.
The exhibits are listed in the Exhibit Index appearing at the page following the signature page.

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Playlogic Entertainment, Inc.
(Registrant)

Date: December 21, 2006	By:	/s/ Willem M. Smit
Willem M. Smit
Chief Executive Officer

Date: December 21, 2006	By:	/s/ Wilbert Knol
Wilbert Knol
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

PLAYLOGIC ENTERTAINMENT, INC.
EXHIBIT INDEX
Exhibit Number Description
2.1 Share Exchange Agreement, dated June 30, 2005 between the Registrant and the Shareholders of Playlogic International N.V. (incorporated by reference to the Registrant’s Form 8-K filed July 1, 2005)
3.1	Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware (incorporated by reference to the Registrant’s form SB-2/A filed September 5, 2001)

3.2	Amendment to the Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware (incorporated by reference to the Registrant’s Form 8-K dated April 15, 2005)

3.3	Bylaws of the Registrant (incorporated by reference to the Registrant’s form SB-2/A filed September 5, 2001)

10.1	Lease for Office Space between Kantoren Fonds Nederland B.V., as the Lessor, and Playlogic Game Factory B.V. as the Lessee dated March 11, 2002 (incorporated by reference from the Registrant’s Registration Statement on Form SB-2 previously filed with the Commission on July 20, 2005)

10.2	Lease for Office Accommodation between Fortis Vastgoed B.V., as the Landlord, and Playlogic International N.V. as the Tenant dated April 25, 2005 (incorporated by reference from the Registrant’s Registration Statement on Form SB-2 previously filed with the Commission on July 20, 2005) 10.3 Lease for Office Space between Pr. Dr. D. Valerio, as the Lessor, and Mr. W.M. Smit company director, handling in the function of president of the company Playlogic International N.V., as the Lessee dated March 12, 2002 (incorporated by reference from the Registrant’s Registration Statement on Form SB-2 previously filed with the Commission on July 20, 2005) 10.4 Lease for Office Space between Mr. Endstra, as the Lessor, and Playlogic Game Factory B.V. as the Lessee dated April 23, 2003 (incorporated by reference from the Registrant’s Registration Statement on Form SB-2 previously filed with the Commission on July 20, 2005)

10.5	Employment Contract between Playlogic International, N.V. and Stefan Layer dated January 12, 2005 (incorporated by reference from the Registrant’s Registration Statement on Form SB-2 previously filed with the Commission on July 20, 2005)

10.6	Employment Contract between Playlogic International, N.V. and Leo van de Voort dated April 4, 2005 (incorporated by reference from the Registrant’s Registration Statement on Form SB-2 previously filed with the Commission on July 20, 2005)

10.7	Employment Contract between Playlogic International, N.V. and Rogier Smit dated July 1, 2005 (incorporated by reference from the Registrant’s Registration Statement on Form SB-2 previously filed with the Commission on July 20, 2005)

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002