Form 10QSB/A
period 2005-09-30
PLAYLOGIC ENTERTAINMENT INC
filed 2006-12-21
CIK 1141590

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

EXPLANATORY NOTE
RESTATEMENT OF FINANCIAL STATEMENTS
This Amendment No. 1 on Form 10-QSB/A amends and restates the items identified below with respect to the quarterly report on Form 10-QSB filed by Playlogic Entertainment, Inc. (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on November 14, 2005 (the “Original Fling”) for the quarterly period ended September 30, 2005.
Restatements
As described in the current report on Form 8-K filed by the Company with the SEC on November 20, 2006, as amended, the Company announced it would restate its unaudited financial statements for the quarterly period ended September 30, 2005. The restatements reflect the Company’s determination that its accounting for the reimbursement of certain expenses incurred during the second and third quarters of 2005 in connection with the share exchange transaction had not been properly reflected in the financial statements contained in the Original Filing in accordance with the generally accepted accounting principles of the United States. Certain operating expenses and transaction costs related to the Company’s share exchange transaction entered into in June 2005, which were initially paid by the Company and reimbursed by certain shareholders, were omitted from the Company’s consolidated statement of operations for each of the six and three months ended June 30, 2005, the nine and three months ended September 30, 2005 and the fiscal year ended December 31, 2005. The corrections to this error resulted in either the recognition of additional contributed capital and/or a reduction in amounts due from shareholders for unrelated advances made prior to the share exchange transaction. The restatements contained in this Form 10-QSB/A were made in accordance with the provisions of SFAS 154 for correction of errors. The Company is also restating its unaudited financial statements for the three months ended June 30, 2005 contained in the quarterly report on Form 10-QSB filed with the SEC on August 19, 2005, audited financial statements for the fiscal year ended December 31, 2005 contained in its annual report on Form 10-KSB filed with the SEC on May 5, 2006, unaudited financial statements for the three months ended March 31, 2006 contained in its quarterly report on Form 10-QSB filed with the SEC on May 22, 2006 and unaudited financial statements for the three months ended June 30, 2006 contained in its quarterly report on Form 10-QSB filed with the SEC on August 14, 2006.
Changes Reflected in this Form 10-QSB/A
This Form 10-QSB/A only amends and restates certain information in the following items related to the quarterly period ended September 30, 2005:

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
The application of the foregoing has resulted in certain significant amendments to the Original Filing. Revenues were not restated from the Original Filing and remained at $542,579 in the three months ended September 30, 2005. The impact of the amendments resulted however, in a net loss of $1,268,505 in the three months ended September 30, 2005, as opposed to a net loss of $655,511, as reported in the Original Filing. These restatements are primarily due to the reorganization expenses of $255,155 for the three months ended September 30, 2005, which were omitted in the Original Filing, an increase in sales and marketing expenses from $73,937 as stated in the Original Filing to $263,623 for the three months ended September 30, 2005, and an increase of general and administrative expenses from $803,832 as stated in the Original Filing to $1,034,985 for the three months ended September 30, 2005. These restatements reflect the originally omitted operating expenses and transaction costs related to the share exchange transaction in June 2005. Such operating expenses and transaction costs have the effect of increasing total current liabilities by $603,200 and decreasing the stockholders’ equity by the same amount as of September 30, 2005. These restatements affected some of the items within the Company’s consolidated statement of cash flows for the three months ended September 30, 2005, but did not impact cash at the end of the period.
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

PLAYLOGIC ENTERTAINMENT, INC.
FORM 10-QSB/A
CONTENTS
 i

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Playlogic International, Inc. and Subsidiaries
Balance Sheet
September 30, 2005
(Unaudited)

(RESTATED)
September 30,
2005
ASSETS
CURRENT ASSETS
Cash on hand and in bank	$143,108
Accounts receivable
Trade, net of allowance for doubtful accounts	561,802
Taxes	551,570
Affiliated entities	361,817
Prepaid expenses	2,084,207
Deferred tax asset	584,740

TOTAL CURRENT ASSETS	4,287,154

SOFTWARE DEVELOPMENT COSTS	2,419,088

PROPERTY AND EQUIPMENT — AT COST, NET OF ACCUMULATED DEPRECIATION	516,117

TOTAL ASSETS	$7,222,359

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank overdraft	$514,855
Short term loans from third parties	—
Software development financing	241,280
Accounts payable — trade	3,043,282
Accrued salaries, wages and related payroll taxes	1,254,217
Other accrued liabilities	487,275
Loans from shareholders for working capital	1,249,437

TOTAL CURRENT LIABILITIES	6,790,346

LONG-TERM LIABILITIES
Long-term debt, net of current maturities	262,392

TOTAL LIABILITIES	7,052,738

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Preferred stock — $0.001 par value. 20,000,000 shares authorized. None issued and outstanding	—
Common stock — $0.001 par value. 100,000,000 shares authorized: 23,099,994 shares issued and outstanding	23,100
Additional paid-in capital	33,473,136
Currency translation adjustment	1,153,458
Accumulated deficit	(34,450,729)

198,965
Stock subscription receivable	(29,344)

TOTAL SHAREHOLDERS’ EQUITY	169,621

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,222,359

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

Playlogic International, Inc. and Subsidiaries
Statements of Operations and Comprehensive Income
Nine and Three months ended September 30, 2005 and 2004
(Unaudited)

	(RESTATED)		(RESTATED)
	Nine months	Nine months	Three months	Three months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Revenues	$1,288,361	$—	$542,579	$—

Cost of Sales	351,827	—	206,199	—

Gross Profit	936,534	—	336,380

Expenses
Reorganization expenses	912,681	—	255,155	—
Research and development costs	474,323	1,464,631	(3,322)	(340,474)
Sales and marketing expenses	758,742	428,726	263,623	41,961
General and administrative expenses	2,894,518	11,134,091	1,034,985	782,332
Depreciation	196,293	237,248	(5,033)	82,897

Total operating expenses	5,236,557	13,264,696	1,545,408	566,716

Loss from operations	(4,300,023)	(12,710,611)	(1,209,028)	(566,716)

Other Income (Expense)
Impairment of capitalized software development costs	—	(367,389)	—	(365,153)
Interest expense	(256,297)	(1,603,002)	(59,477)	(846,421)

Loss before Income Taxes	(4,556,320)	(15,235,087)	(1,268,505)	(1,778,290)

Provision for Income Tax Benefit	612,934	—	—	—

Net Loss	(3,943,386)	(15,235,087)	(1,268,505)	(1,778,290)

Other comprehensive income
Change in foreign currency translation	3,945,130	(10,725)	2,252,114	198,138

Comprehensive Income (Loss)	$1,744	$(15,224,362)	$983,609	$(1,580,152)

Loss per weighted-average share of common stock outstanding, computed on Net Loss — basic and fully diluted	$(0.17)	$(0.67)	$(0.05)	$(0.09)

Weighted-average number of shares of common stock outstanding	22,914,595	22,718,351	23,098,429	22,801,894

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

Playlogic International, Inc. and Subsidiaries
Statements of Cash Flows
Nine months ended September 30, 2005 and 2004
(Unaudited)

	(RESTATED)
	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2005	2004
Cash Flows from Operating Activities
Net Loss	$(3,943,386)	$(15,235,087)
Adjustments to reconcile net income to net cash provided by operating activities
Currency translation adjustment	3,945,130	(10,725)
Depreciation	196,293	237,248
Expenses paid by affiliated entity	1,162,938	—
Imputed expense related to common stock issuances at less than “fair value”	153,000	—
Cash expenditures prior to reverse merger transaction	(44,641)	—
(Increase) Decrease in
Accounts receivable — trade	(561,802)	178
Value added taxes receivable	(551,570)	(371,629)
Prepaid expenses	(1,811,389)	(597,545)
Deferred tax asset	(584,740)	—
Increase (Decrease) in
Accounts payable — trade	(144,311)	1,396,273
Other current liabilities	206,984	1,399,832

Net cash used in operating activities	(1,977,494)	(13,181,455)

Cash Flows from Investing Activities
Cash paid for software development	(1,244,691)	(1,165,411)
Cash advanced to affiliated entities	(639,043)	(157,226)
Cash paid to acquire property and equipment	—	(341,910)
Cash received from disposition of property and equipment	9,062	—

Net cash used in investing activities	(1,874,672)	(1,664,547)

Cash Flows from Financing Activities
Increase in cash overdraft	(418,162)	736,126
Principal payments on short term notes to third parties	(65,328)	—
Principal payments on long-term debt	(213,018)	(23,558)
Cash advanced or repaid to shareholder	(5,981,705)	4,685,516
Proceeds from sales of common stock	10,625,148	9,414,969
Cash contributed by shareholder to support operations	45,341	—
Cash aid to acquire capital	(19,318)	—

Net cash provided by financing activities	3,972,958	14,813,053

Increase (Decrease) in Cash and Cash Equivalents	120,792	(32,949)
Cash and cash equivalents at beginning of period	22,226	81,711

Cash and cash equivalents at end of period	$143,018	$48,762

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$256,297	$1,603,002

Income taxes paid (refunded)	$—	$—

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

Playlogic International, Inc. and Subsidiaries
Notes to Restated Consolidated Financial Statements
September 30, 2005 and 2005
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
September 30, 2005 and 2004
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
Note C — Going Concern Contingency
The Company’s management believes that the current cash on hand and additional cash expected from operations will be sufficient order to cover its working capital requirements through the end of 2005. Since inception, the Company has been continually obtaining capital through the sale of common stock, loans from shareholders and other related entities and unrelated third parties. Management anticipates that additional capital will be required through the end of the third quarter of 2006 at which time, it is anticipated that sufficient cash flows from the sales of computer games will be able to support the Company’s operations. If at any time prior to achieving sufficient internally generated cash flows and the Company does not obtain any necessary financing, the Company may either severely modify it’s business plan or cease operations.
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
September 30, 2005 and 2004
Note D — Summary of Significant Accounting Policies — Continued
1.	Currency translation — continued

For balance sheet purposes, at the end of any accounting cycle, the exchange rate at the balance sheet is used for all assets and liabilities. The utilized conversion rates are:

September 30, 2004:	$1.23800
December 31, 2004:	$1.36450
June 30, 2005:	$1.20640
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
September 30, 2005 and 2004
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
September 30, 2005 and 2004
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
September 30, 2005 and 2004
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

Nine months
ended
September 30,
2005
Net Loss, as previously reported	$(2,212,068)

Effect of the correction of an error
(Increase) Decrease in Net Loss by financial statement line item:
Operating expenses:
Recognition of previously unrecorded reorganization expenses	(912,681)
Recognition of previously unrecorded selling expenses	(189,685)
Recognition of previously unrecorded general and administrative expenses	(628,952)

Total effect of changes on Loss from Operations and Net Loss	(1,731,318)

Net Loss, as restated	$(3,943,386)

Earnings per share, as previously reported	$(0.10)
Total effect of changes	(0.08)

Earnings per share, as restated	$(0.18)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

Playlogic International, Inc. and Subsidiaries
Notes to Restated Consolidated Financial Statements — Continued
September 30, 2005 and 2004
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
Note G — Concentrations of Credit Risk
The Company maintains its United States based cash accounts in a financial institution subject to insurance coverage issued by the Federal Deposit Insurance Corporation (FDIC). Under FDIC rules, the Company is entitled to aggregate coverage of $100,000 per account type per separate legal entity per financial institution. Through June 30, 2005, the Company maintained deposits in various financial institutions with credit risk exposures in excess of statutory FDIC coverage. The Company has incurred no losses as a result of any unsecured bank balance through September 30, 2005 or subsequent thereto.
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
September 30, 2005 and 2004
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
September 30, 2005 and 2004
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
Restatements
The following discussion and analysis gives effect to the restatements described in Note E to the unaudited consolidated financial statements for the quarterly period ended September 30, 2005 contained in this report. Accordingly, certain of the data set forth in this section are not comparable to discussions and data in our previously filed quarterly report for corresponding period. The unaudited consolidated balance sheet as of September 30, 2005, the unaudited consolidated statements of operations for each of the three and nine months ended September 30, 2005 and the unaudited consolidated statements of cash flow for each of the three and nine months ended September 30, 2005 present the effect of changes in our unaudited consolidated financial statement caused by the restatements.
Results of Operations
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004.
     Net sales. Net sales for the three months ended September 30, 2005 were $542,579, as compared to $0 for the three months ended September 30, 2004. This increase in revenue is primarily the result of starting sales of Playlogic’s games in the fourth quarter of 2004. $542,579 of the revenues for the three months ended September 30, 2005 was from Europe, and $0 was from the US. All of these revenues were derived from Playlogic’s game distributors.
     Gross Profit. Gross profit totaled approximately $336,380 for the three months ended September 30, 2005. For the three months ended September 30, 2004, gross profit totaled $0. This increase in gross profit is primarily the result of an increase in net sales.
     Reorganization expenses. Reorganization expenses totaled $255,155 for the three months ended September 30, 2005 compared to $0 for the three months ended September 30, 2004. These expenses related to the June 2005 share exchange transaction.
     Research and development Expenses. Research and development expenses totaled $(3,322) for the three months ended September 30, 2005. For the three months ended September 30, 2004, research and development totaled $(340,474). This represents an increase of $337,152, of 99%. This increase was due to a lower amount of our research and development expenses being capitalized.
     Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses totaled $1,298,608, for the three months ended September 30, 2005. For the three months ended September 30, 2004, selling, general and administrative expenses totaled $824,923. This represents an increase of $473,685, or 57%. The increase relates to expenses was due to our stock exchange listing application.
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
     Net Loss. Our net loss was $1,268,505 for the three months ended September 30, 2005. For the three months ended September 30, 2004, net loss totaled $1,788,290. The decrease of the net loss is primarily the result of lower interest expenses and starting sales of Playlogic’s games in the fourth quarter of 2004 and related increased gross profit.
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
     Reorganization expenses. Reorganization expenses totaled $912,681 for the nine months ended September 30, 2005 compared to $0 for the nine months ended September 30, 2004. These expenses related to the June 2005 share exchange transaction.
     Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses totaled $3,653,260 for the nine months ended September 30, 2005. For the nine months ended September 30, 3004, selling, general and administrative expenses totaled $11,562,817. This represents a decrease of $7,909,557 or 68%. This decrease in selling, general and administrative expenses is primarily the result of a one-time charge of granted options to certain stock holders in 2004.
     Research and development Expenses. Research and development expenses totaled $474,323 for the nine months ended September 30, 2005. For the nine months ended September 30, 2004, research and development expenses totaled $1,464,631. This represents a decrease of $990,308 or 68%. This decrease is due to less research and development expenses being capitalized.
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
     Net Loss. Our net loss was $3,943,386 for the nine months ended September 30, 2005. For the nine months ended September 30, 2004, net loss totaled $15,235,087. This was primarily due to a one-time charge related to the grant of stock options to certain stockholders in 2004, recognition of benefits from income taxes, increased gross profit, lower interest expenses and lower research and development costs, although the Company incurred expenses relating to the share exchange transaction.
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
The Company’s management believes that it will not yet be profitable by year end 2005. In order to cover its working capital requirements through the fourth quarter of 2005 it will need to obtain additional financing from third parties. The Company is currently in negotiation with several parties in this respect. If the Company does not obtain any necessary financing in the future, it may need to cease operations.
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
Item 3. Controls and Procedures
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
Part II Other Information

Item 6. Exhibits
The exhibits are listed in the Exhibit Index appearing on the page following the signature page.

SIGNATURES
In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Playlogic Entertainment, Inc.
(Registrant)

Date: December 21, 2006	By:	/s/ Willem M. Smit
Willem M. Smit
Chief Executive Officer

Date: December 21, 2006	By:	/s/ Wilbert Knol
Wilbert Knol
Interim Chief Financial Officer (Principal Financial and Accounting Officer)

PLAYLOGIC ENTERTAINMENT, INC.
EXHIBIT INDEX

Exhibit Number	Description
2.1	Share Exchange Agreement, dated June 30, 2005 between the Registrant and the Shareholders of Playlogic International N.V. (incorporated by reference to the Registrant’s Form 8-K filed July 1, 2005)

3.1	Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware (incorporated by reference to the Registrant’s form SB-2/A filed September 5, 2001)

3.2	Amendment to the Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware (incorporated by reference to the Registrant’s Form 8-K dated April 15, 2005)

3.3	Bylaws of the Registrant (incorporated by reference to the Registrant’s form SB-2/A filed September 5, 2001)

10.1	Lease for Office Space between Kantoren Fonds Nederland B.V., as the Lessor, and Playlogic Game Factory B.V. as the Lessee dated March 11, 2002 (incorporated by reference from the Registrant’s Registration Statement on Form SB-2 previously filed with the Commission on July 20, 2005)

10.2	Lease for Office Accommodation between Fortis Vastgoed B.V., as the Landlord, and Playlogic International N.V. as the Tenant dated April 25, 2005 (incorporated by reference from the Registrant’s Registration Statement on Form SB-2 previously filed with the Commission on July 20, 2005)

10.3	Lease for Office Space between Pr. Dr. D. Valerio, as the Lessor, and Mr. W.M. Smit company director, handling in the function of president of the company Playlogic International N.V., as the Lessee dated March 12, 2002 (incorporated by reference from the Registrant’s Registration Statement on Form SB-2 previously filed with the Commission on July 20, 2005)

10.4	Lease for Office Space between Neglinge B.V., as the Lessor, and Playlogic Game Factory B.V. as the Lessee dated April 23, 2003 (incorporated by reference from the Registrant’s Registration Statement on Form SB-2 previously filed with the Commission on July 20, 2005)

10.5	Employment Contract between Playlogic International, N.V. and Stefan Layer dated January 12, 2005 (incorporated by reference from the Registrant’s Registration Statement on Form SB-2 previously filed with the Commission on July 20, 2005)

10.6	Employment Contract between Playlogic International, N.V. and Rogier Smit dated July 1, 2005 (incorporated by reference from the Registrant’s Registration Statement on Form SB-2 previously filed with the Commission on July 20, 2005)

Exhibit Number	Description
10.7	Employment Contract between Playlogic International, N.V. and Jan Willem Kohne dated September 29, 2005

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002