Form 10KSB/A
period 2005-12-31
PLAYLOGIC ENTERTAINMENT INC
filed 2006-12-21
CIK 1141590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
Amendment No. 1

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED: December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $0.001 per share
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐
The Issuer’s revenues for its most recent fiscal year were $1,824,199.
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

EXPLANATORY NOTE
RESTATEMENT OF FINANCIAL STATEMENTS
This Amendment No. 1 on Form 10-KSB/A amends and restates the items identified below with respect to the annual report on Form 10-KSB filed by Playlogic Entertainment, Inc. (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on May 5, 2006 (the “Original Fling”) for the fiscal year ended December 31, 2005.
Restatements
As described in the current report on Form 8-K filed by the Company with the SEC on November 20, 2006, as amended, the Company announced it would restate its audited financial statements for the fiscal year ended December 31, 2005. The restatements reflect the Company’s determination that its accounting for the reimbursement of certain expenses incurred during the second and third quarters of 2005 in connection with the share exchange transaction had not been properly reflected in the financial statements contained in the Original Filing in accordance with the generally accepted accounting principles of the United States. Certain operating expenses and transaction costs related to the Company’s share exchange transaction entered into in June 2005, which were initially paid by the Company and reimbursed by certain shareholders, were omitted from the Company’s consolidated statement of operations for each of the six and three months ended June 30, 2005, the nine and three months ended September 30, 2005 and the fiscal year ended December 31, 2005. The corrections to this error resulted in either the recognition of additional contributed capital and/or a reduction in amounts due from shareholders for unrelated advances made prior to the share exchange transaction. The restatements contained in this Form 10-KSB/A were made in accordance with the provisions of SFAS 154 for correction of errors. The Company is also restating its unaudited financial statements for the three months ended June 30, 2005 contained in the quarterly report on Form 10-QSB filed with the SEC on August 19, 2005, its unaudited financial statements for the three months ended September 30, 2005 contained in its quarterly report on Form 10-QSB filed with the SEC on November 14, 2005, its unaudited financial statements for the three months ended March 31, 2006 contained in its quarterly report on Form 10-QSB filed with the SEC on May 22, 2006 and its unaudited financial statements for the three months ended June 30, 2006 contained in its quarterly report on Form 10-QSB filed with the SEC on August 14, 2006.
Changes Reflected in this Form 10-KSB/A
This Form 10-KSB/A only amends and restates certain information in the following items related to the fiscal year ended December 31, 2005:

Part II
Item 6 —	Management’s Discussion and Analysis
Restatements
Results of Operations
Item 7 —	Financial Statements
Report of Independent Registered Public Accounting Firm
Restated Consolidated Financial Statements
Note D Summary of Significant Accounting Policies
Note E Correction of an Error
Note L Income Taxes

Note Q Segment Information and Revenue Concentration
Note R Selected Financial Data (unaudited)
Note S Subsequent Events
Item 8A —	Controls and Procedures
Part III
Item 13 —	Exhibits and Financial Statement Schedules
Signatures
Certifications
Primarily these amendments are to reflect the Company’s certain operating expenses and transaction costs incurred in connection with the share exchange transaction in June 2005, which were initially paid by the Company and then reimbursed by certain shareholders and were omitted from the audited financial statements in the Original Filing. Other non-material revisions were also made in order to clarify certain disclosure in the Original Filling and to enhance the presentation.
The application of the foregoing has resulted in certain significant amendments to the Original Filing. Revenues were not restated from the Original Filing and remained at $1,824,199 in the fiscal year ended December 31, 2005. The impact of the amendments resulted however, in a net loss of $9,674,004 in the fiscal year ended December 31, 2005, as opposed to a net loss of $7,967,316, as reported in the Original Filing. These restatements are primarily due to the reorganization expenses of $899,697 for the fiscal year ended December 31, 2005, which were omitted in the Original Filing, an increase in sales and marketing expenses from $591,286 as stated in the Original Filing to $778,273 for the fiscal year ended December 31, 2005, and an increase of general and administrative expenses from $4,745,191 as stated in the Original Filing to $6,438,345 for the fiscal year ended December 31, 2005. These restatements reflect the originally omitted operating expenses and transaction costs related to the share exchange transaction in June 2005. Such operating expenses and transaction costs have the effect of increasing total current liabilities by $591,450 and increasing the stockholders’ deficit by the same amount as of December 31, 2005. These restatements affected some of the items within the Company’s consolidated statement of cash flows for the fiscal year ended December 31, 2005, but did not impact cash at the end of the period.
Except for the amended and restated information, this Form 10-KSB/A continues to describe conditions as of the date of the Original Filing. Nevertheless, when the management deems it is appropriate and necessary to make the disclosure contained in this Form 10-KSB/A not misleading, certain subsequent events that occurred after the date of Original Filing and prior to the date of this Form 10-KSB/A have been reflected in Note S to the financial statements with respect to subsequent events.

PLAYLOGIC ENTERTAINMENT, INC.
AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-KSB/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

Page No.
PART II
Item 6. Management’s Discussion and Analysis	2
Item 7. Financial Statements	9
Item 8A. Controls and Procedures	9
PART II
Item 13. Exhibits and Financial Statement Schedules	10
Signatures	12
Certifications
EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION

PART II
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
Restatements
The following discussion and analysis gives effect to the restatements described in Note E to the audited consolidated financial statements for the fiscal year ended December 31, 2005 contained in this report. Accordingly, certain of the data set forth in this section are not comparable to the discussions and data in our previously filed annual report for corresponding period. The audited consolidated balance sheet as of December 31, 2005, the audited consolidated statement of operations for the fiscal year ended December 31, 2005, the audited consolidated statement of changes in shareholder’s equity deficits, and the audited consolidated statement of cash flows for the fiscal year ended December 31, 2005 present the effect of changes in our audited consolidated financial statement caused by the restatements.
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
Reorganization expenses. Reorganization expenses totaled $899,697 for Fiscal 2005 compared to $0 for Fiscal 2004. These expenses related to the June 2005 share exchange transaction.
Selling, marketing, general and administrative expenses. Selling, marketing, general and administrative expenses totaled $7,216,618 for the Fiscal 2005. For fiscal 2004, selling, general and administrative expenses totaled $3,866,739. This represents an increase of $3,349,879 or 86%. This increase in selling, general and administrative expenses is related to the growth of the company and related cost of personnel as well as expenses related to the preparation of the share exchange transaction in June 2005.
Expense related to intrinsic value of issued stock options. Expense related to intrinsic value of issued stock options totaled $70,773 for Fiscal 2005. This relates to the cost of options granted to personnel. For Fiscal 2004 expense related to intrinsic value of issued stock options totaled $8,965,037 which represents a one-time charge of granted options to certain stockholders.
Research and development expenses. Research and development expenses totaled $1,582,073 for Fiscal 2005. For Fiscal 2004, research and development expenses totaled $4,530,747. This represents a decrease of $2,948,674, or 65%. This decrease is due to a lesser amount of our research and development expenses being capitalized in fiscal 2004.
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
Net loss. Our net loss was $9,674,004 for Fiscal 2005. For Fiscal 2004, net loss totaled $22,162,919. This was primarily due to a one-time charge related to the grant of stock options to certain shareholders in 2004, increased gross profit, lower interest expenses and lower research and development costs.
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
Contractual Obligations
We have the following contractual obligations associated with its lease commitments and other contractual obligations per December 31, 2005:

	Payments Due By Period (in
	thousands)
		Less			More
		than 1	1-3	3-5	than 5
Contractual Obligations	Total	Year	Years	Years	Years
Long-Term Debt Obligations	$248	$35	$71	$71	$71
Capital Lease Obligations	—	—	—	—	—
Operating lease Obligations (Including Rent)	$5,134	$790	$1,534	$1,335	$1,475
Purchase obligations	$4,840	$4,840	—	—	—
Other contractual obligations	—	—	—	—	—

Total	$10,222	$5,665	$1,605	$1,406	$1,546

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
ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES
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
While we believed that our existing disclosure controls and procedures have been effective to accomplish their objectives, we intended to continue to examine, refine and formulize our disclosure controls and procedures and to monitor ongoing developments in this area.
There was no change in internal control over financial reporting during the most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect our internal controls over financial reporting.
The certifying officers of this Form 10-KSB/A, Willem Smit, our Chief Executive Officer, and Wilbert Knol, our interim Chief Financial Officer, have reconsidered the adequacy of the Company’s internal controls over financial reporting in light of the restatements to the audited financial statements contained in the Original Filing and have determined that the Company’s internal controls are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, possessed, summarized, and reported within the time periods specified in the SEC rules and forms. These restatements to the Company’s audited financial statements were, in part, caused by a material weakness in the Company’s internal control over financial reporting due to the limitations in the capacity of the Company’s accounting resources to appropriately identify and react in a timely manner to non-routine, complex and related party transactions, communicate said occurrences to its independent auditors, and adequately understand the disclosure requirements relating to these types of transactions. In order to remedy these material weaknesses, the management of the Company is in the process of designing and implementing improvements to its internal controls and to better define the most appropriate protocols to enhance the preparation, review, presentation and disclosures of the Company’s financial statements.
PART II Exhibits and Financial Statement Schedules
ITEM 13. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES
     (a) Documents filed as part of Form 10-KSB/A
1.	Financial Statements:

The following financial statements of the Company are submitted in a separate section pursuant to the requirements of Form 10-KSB, Part I, Item 8 and Part IV, Items 14(a) and 14(d):

Index to Restated Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Restated Consolidated Balance Sheet

Restated Consolidated Statements of Operations and Comprehensive Loss

Restated Consolidated Statement of Changes in Shareholders’ Equity (Deficit)

Restated Consolidated Statements of Cash Flows

Notes to Restated Consolidated Financial Statements

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

Playlogic International, INC.
Dated: December 21, 2006	By	/s/ Willem M. Smit
Willem M. Smit
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/ Willy S. Simon	Chairman of the Board	December 21, 2006
Willy. Simon

/s/ Willem M. Smit Willem M. Smit	Director and Chief Executive Officer	December 21, 2006

	Interim Chief Financial Officer	December 21, 2006
/s/ Wilbert Knol	(Principal Financing and Accounting
Wilbert Knol	Officer)

/s/ Erik L.A. van Emden Erik L.A. van Emden	Director	December 21, 2006

/s/ George M. Calhoun George M. Calhoun	Director	December 21, 2006

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)

LETTERHEAD OF S. W. HATFIELD, CPA
REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Playlogic Entertainment, Inc.
     (formerly Donar Enterprises, Inc.)
We have audited the accompanying restated consolidated balance sheet of Playlogic Entertainment, Inc. (formerly Donar Enterprises, Inc.) (a Delaware corporation) and Subsidiaries (Netherlands corporations) as of December 31, 2005 and the related restated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2005, respectively. These restated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these restated financial statements based on our audit.
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
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the restated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the restated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the restated financial position of Playlogic Entertainment, Inc. as of December 31, 2005 and the results of its restated operations and cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
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

We initially issued a Report of Independent Certified Public Accountants (Report) on the above listed financial statements on May 1, 2006. Subsequent to the date of that Report, Management determined that the Company’s accounting for the reimbursement of certain expenses incurred during the second and third quarter of 2005 had not been properly reflected in accordance with U.S. generally accepted accounting principles. Certain operating expenses and transaction costs associated with the Company’s Share Exchange Agreement entered into in June 2005, which were initially paid by the Company and reimbursed by certain shareholders, were omitted from the Company’s consolidated statements of operations for the year ended December 31, 2005. Accordingly, these matters created a situation requiring the restatement of the Company’s financial statements as of and for the year ended December 31, 2005. The results of these findings resulted in an additional charge of approximately $1,706,688 being charged to operations.
We formally withdrew our Report of Registered Independent Certified Public Accounting Firm dated May 1, 2006 on November 16, 2006 and no reliance should be placed on that opinion.

/s/ S. W. Hatfield, CPA

S. W. HATFIELD, CPA
Dallas, Texas
December 11, 2006

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
RESTATED CONSOLIDATED BALANCE SHEET
December 31, 2005

(RESTATED)
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
RESTATED CONSOLIDATED BALANCE SHEET — CONTINUED
December 31, 2005

(RESTATED)
December 31,
2005
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$1,531,052
Current maturities of long-term debt	35,487
Accounts payable — trade	2,569,558
Payroll taxes payable	2,303,344
Other accrued liabilities
Accrued wages and related personnel costs	269,793
Other	817,022
Deferred revenues	9,729
Loan from stockholders	754,541

Total Current Liabilities	8,290,526

Long-Term Liabilities
Long-term debt, net of current maturities	248,409

Total Liabilities	8,538,935

Commitments and contingencies

Stockholders’ Deficit
Preferred stock — $0.001 par value. 20,000,000 shares authorized. None issued and outstanding	—
Common stock — $0.001 par value. 100,000,000 shares authorized. 24,057,207 shares issued and outstanding, respectively	24,057
Common stock warrants	1,266,369
Additional paid-in capital	38,696,665
Currency translation adjustments	(1,531,523)
Accumulated deficit	(38,937,214)

(481,646)

Stock subscriptions receivable	(1,229,344)

Total Stockholders’ Deficit	(1,710,990)

Total Liabilities and Shareholders’ Deficit	$6,827,945

The accompanying notes are an integral part of these consolidated financial statements.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Years ended December 31, 2005 and 2004

	(RESTATED)
	Year ended	Year ended
	December 31,	December 31,
	2005	2004

Revenues
Game software	$1,824,199	$109,487

Cost of Sales
Direct costs of production	1,082,306	35,906

Gross Profit	741,893	73,581

Operating expenses
Reorganization expenses	899,697	—
Research and development	1,582,073	4,530,747
Selling and marketing	778,273	578,223
General and administrative	6,438,345	3,288,516
Expense related to intrinsic value of issued stock options	70,773	8,965,037
Depreciation	280,480	360,799

Total operating expenses	10,049,641	17,723,322

Loss from Operations	(9,307,748)	(17,649,741)

Other Income (Expense)
Interest expense	(288,165)	(2,499,104)
Impairment charge related to investment in another entity	—	(14,008)

Loss before provision for income taxes	(9,595,913)	(20,162,853)

Provision for Income Taxes	(78,091)	—

Net Loss	(9,674,004)	(20,162,853)

Other comprehensive income
Foreign currency translation adjustment	1,106,062	(1,869,999)

Comprehensive Loss	$(8,567,942)	$(22,032,852)

Net loss per weighted-average share of common stock outstanding, computed on Net Loss - basic and fully diluted	$(0.37)	$(0.89)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	22,865,402	22,703,351

The accompanying notes are an integral part of these consolidated financial statements.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
RESTATED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
Years ended December 31, 2005 and 2004

			Common	Additional	Currency	Stock
	Common Stock		stock	paid-in	translation	subscription	Accumulated
	Shares	Amount	warrants	capital	adjustment	receivable	deficit	Total
Balances at December 31, 2003	7,122,667	$7,123	$—	$349,010	$—	$—	$(373,174)	$(17,041)
Effect of 1 for 10 reverse split on April 15, 2005	(6,410,401)	(6,411)	—	6,411	—	—	—	—
Effect of reverse merger with Playlogic International, N. V. on June 30, 2005	21,836,930	21,837	—	32,377,477	(767,586)	—	(8,727,183)	23,562,581

Balances at December 31, 2003, as restated	22,549,196	22,549	—	32,732,898	(767,586)	—	(9,100,357)	23,545,540

Common stock issued pursuant to private placements for:
Services	32,080	32	—	16,008	—	—	—	16,040
Settlement of accrued officers compensation and repayment of advances from officer	184,618	185	—	92,124	—	—	—	92,309
Capital contributed to support operations	—	—	—	14,370	—	—	—	14,370
Change in currency translation adjustment	—	—	—	—	(1,869,999)	—	—	(1,869,999)
Net loss for the year	—	—	—	—	—	—	(20,162,853)	(20,162,853)

Balances at December 31, 2004	22,765,894	22,766	—	32,855,370	(2,637,585)	—	(29,263,210)	1,635,377

Common stock issued pursuant to private placements for:
Cash	936,132	936	1,266,369	2,500,887	—	(1,229,344)	—	2,538,848
Conversion of debt	255,181	255	—	918,397	—	—	—	918,652
Aggregate equalization charge for sale at less than “fair value”	—	—	—	983,150	—	—	—	983,150
Common stock issued pursuant to Employee Compensation Plan	100,000	100	—	59,900	—	—	—	60,000
Equalization charge for sale at less than “fair value”	—	—	—	90,000	—	—	—	90,000
Less: Cost of raising capital	—	—	—	(3,500)	—	—	—	(3,500)
Capital contributed to support operations	—	—	—	1,292,461	—	—	—	1,292,461
Change in currency translation adjustment	—	—	—	—	1,106,062	—	—	1,106,062
Net loss for the year	—	—	—	—	—	—	(9,674,004)	(9,674,004)

Balances at December 31, 2005	24,057,207	$24,057	$1,266,369	$38,696,665	$(1,531,523)	$(1,229,344)	$(38,937,214)	$(1,710,990)

The accompanying notes are an integral part of these consolidated financial statements.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2005 and 2004

	(RESTATED)
	Year ended	Year ended
	December 31,	December 31,
	2005	2004
Cash Flows from Operating Activities
Net loss	$(9,674,004)	$(20,162,853)
Adjustments to reconcile net income to net cash provided by operating activities
Currency translation adjustment	1,106,062	(1,869,999)
Depreciation	280,480	360,799
Bad debt expense	276,070	—
Impairment charges for goodwill	—	14,008
Expenses paid for by affiliated entity	1,162,938	—
Expense charges for stock options	70,773	8,965,037
Imputed expense related to common stock issuances at less than “fair value”	1,073,150	—
(Increase) Decrease in Accounts receivable — trade and other	(1,686,201)	11,733
Prepaid expenses and other	(654,396)	(87,070)
Increase (Decrease) in Deferred revenues	9,729	—
Accounts payable — trade	(618,035)	2,161,132
Payroll taxes payable	2,164,522	(610,981)
Other current liabilities	43,842	281,588

Net cash used in operating activities	(6,445,070)	(10,936,606)

Cash Flows from Investing Activities
Cash paid for software development	(1,931,021)	(679,696)
Cash advanced for prepaid royalties to affiliated entities	(406,985)	(88,758)
Cash paid to acquire property and equipment	(308,687)	(359,028)

Net cash used in investing activities	(2,646,693)	(1,127,482)

Cash Flows from Financing Activities
Increase in cash overdraft	598,035	933,017
Net activity on short term notes to third parties	(807,011)	807,011
Principal payments on long-term debt	(43,824)	(2,243)
Cash advanced or repaid to shareholder — net	(6,842,586)	1,318,225
Proceeds from sales of common stock	3,446,728	—
Proceeds from sales of pre-merger subsidiary common stock	12,731,932	8,948,593
Cash contributed by shareholder to support operations	145,341	—
Cash paid to acquire capital	(19,318)	—

Net cash provided by financing activities	9,209,297	12,004,603

Increase (Decrease) in Cash and Cash Equivalents	117,534	(59,485)
Cash and cash equivalents at beginning of period	22,226	81,711

Cash and cash equivalents at end of period	$139,760	$22,226

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$288,165	$2,499,104

Income taxes paid (refunded)	$—	$—

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Common stock issued to repay notes payable	$918,652	$—

The accompanying notes are an integral part of these consolidated financial statements.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2005 and 2004
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2005 and 2004
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2005 and 2004
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2005 and 2004
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
(Remainder of this page left blank intentionally)

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2005 and 2004
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2005 and 2004
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

Year ended
December 31,
2005
Net Loss, as previously reported	$(7,967,316)
Effect of the correction of an error
(Increase) Decrease in Net Loss by financial statement line item:
Operating expenses:
Recognition of previously unrecorded reorganization expenses	(899,697)
Recognition of previously unrecorded selling expenses	(186,987)
Recognition of previously unrecorded general and administrative expenses	(620,004)

Total effect of changes on Loss from Operations and Net Loss	(1,706,688)

Net Loss, as restated	$(9,674,004)

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2005 and 2004
NOTE E — CORRECTION OF AN ERROR — CONTINUED

Year ended
December 31,
2005
Earnings per share, as previously reported	$(0.30)
Total effect of changes	(0.07)

Earnings per share, as restated	$(0.37)

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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2005 and 2004
NOTE H — PROPERTY AND EQUIPMENT
Property and equipment consists of the following at December 31, 2005:

	Carrying value	Estimated Life
Computers and office equipment	$1,365,939	3-5 years
Leasehold improvements	232,814	Initial lease term
Software	284,859	3-5 years

	1,883,612
Less accumulated depreciation	(1,133,933)

Net property and equipment	$749,679

NOTE I — AMOUNTS DUE FROM RELATED PARTIES
The Company has advanced an aggregate $ 495,743 to Engine Software, an entity in which the Company has an approximate 47.5% equity interest, for software development. These amounts bear interest at 7% per annum and will be recouped against future royalties due to Engine Software based on the contractual amounts of product sales, as adjusted for certain costs.
NOTE J — LONG-TERM DEBT
Long-term debt consists of the following at December 31, 2005:

Note payable to a landlord for leasehold improvements.
Payable in quarterly installments of approximately $8,871. Final maturity in 2013.	$283,896

Less current maturities	(35,487)

Current portion	$248,409

Future maturities of long-term debt are as follows:

Year ending
December 31,	Amount
2006	$35,487
2007	35,487
2008	35,487
2009	35,487
2010	35,487
2011-2015	106,481

Totals	$283,896

NOTE K — LOAN FROM STOCKHOLDERS
Through December 31, 2005, various Company shareholders have advanced approximately $163,091 for working capital purposes. These loans bear interest at 7.0% and are due in August 2006.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2005 and 2004
NOTE L — INCOME TAXES
The components of income tax (benefit) expense for each of the years ended December 31, 2005 and 2004, respectively, are as follows:

(RESTATED)
	Year ended	Year ended
	December 31,	December 31,
	2005	2004
Domestic:
Current	$—	$—
Deferred	—	—

	—	—

Foreign:
Current	78,091	—
Deferred	—	—

	78,091	—

State:
Current	—	—
Deferred	—	—

	—	—

Total	$78,091	$—

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
The Company’s income tax expense (benefit) for the years ended December 31, 2005 and 2004, respectively, differed from the statutory rate of 34% as noted below:

	Year ended	Year ended
	December 31,	December 31,
	2005	2004
Statutory rate applied to loss before income taxes	$(3,289,200)	$(7,512,500)
Increase (decrease) in income taxes resulting from:
Foreign income taxes	2,771,700	7,512,500
State income taxes	—	—
Deferred income taxes	—	—
Non-deductible items:
Imputed expense related to common stock issued at less than “fair value”	364,900	—
Other, including reserve for deferred tax asset and effect of graduated tax brackets	152,600	—

Total income tax expense (benefit)	$78,091	$—

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2005 and 2004
NOTE L — INCOME TAXES — CONTINUED
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2005 and 2004
NOTE M — COMMON STOCK TRANSACTIONS — CONTINUED
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2005 and 2004
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
The following table presents warrant activity through December 31, 2005:

		Weighted
	Number of Exercise	Average
	Shares	Price
Balance at December 31, 2004	100,000	$0.60

Issued	570,000	$5.00
Exercised	(100,000)	$0.60

Balance at December 31, 2005	570,000	$5.00

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
Pursuant to an employment agreement, the Company granted Dominique Morel, Chief Technology Officer, 100,000 options to purchase shares of our common stock at an exercise price of $3.50 per share. A total of 25,000 shares of these options will vest on October 1, 2007, and the remaining options will vest in three equal installments on October 1, 2008, October 1, 2009 and October 1, 2010.
Pursuant to an employment agreement, the Company granted Jan Willem Kohne, Chief Financial Officer, 250,000 options to purchase shares of our common stock at an exercise price of $3.50 per share. A total of 62,500 shares of these options will vest on October 1, 2007, and the remaining options will vest in three equal installments on October 1, 2008, October 1, 2009 and October 1, 2010.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2005 and 2004
NOTE O — STOCK OPTIONS — CONTINUED
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2005 and 2004
NOTE P — COMMITMENTS AND CONTINGENCIES — CONTINUED
Transactions with related parties — continued
Sloterhof Investments N.V. has reimbursed Playlogic International, N. V. for approximately $1,121,000 in expenses incurred in connection with the previously discussed reverse merger — share exchange transaction with the Company.
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
Our subsidiary, Playlogic Game Factory, B. V., leases offices located at Hambroeklaan 1 in Breda from Neglinge BV pursuant to a lease agreement which expires on October 1, 2013. This lease agreement contains an extension option, which if exercised, will extend the expiration date to October 1, 2018. At the execution of this lease agreement, the landlord committed itself to invest approximately $409,350 (€300,000) in leasehold improvements which are scheduled to be repaid by Playlogic Game Factory B.V. over a 10 year period. The lease requires annual payments of approximately $40,935 (€30,000) per year, payable in quarterly installments.
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2005 and 2004
NOTE P — COMMITMENTS AND CONTINGENCIES — CONTINUED
Transportation leases — continued
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2005 and 2004
NOTE P — COMMITMENTS AND CONTINGENCIES — CONTINUED
Employment agreements — continued
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2005 and 2004
NOTE Q — SEGMENT INFORMATION AND REVENUE CONCENTRATIONS
The Company sells it’s products to wholesale distributors in various domestic and foreign markets. The following table shows the Company’s gross revenue composition:

	Year ended		Year ended
	December 31, 2005		December 31,
2004
	Amount	% of total	Amount	% of total
Europe and United Kingdom
Customer A	558,181	31%	—	—%
Customer B	262,530	14%	—	—%
Others	616,636	34%	119,982	100%

	1,437,347	79%	119,982	100%

Middle East/Africa
Others	13,982	1%	—	—%

	13,982	1%	—	—%

Asia	—	—%	—	—%

United States
Customer C	353,817	19%	—	—%
Others	19,073	1%	—	—%

	372,890	20%	—	—%

South America	—	—%	—	—%

Totals	$1,824,199	100%	$119,982	100%

NOTE R — SELECTED FINANCIAL DATA (Unaudited)
The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004, respectively.

	Quarter ended	Quarter ended	Quarter ended	Quarter ended	Year ended
	March 31	June 30	September 30	December 31	December 31
Year ended December 31, 2005
Net revenues	$532,138	$204,421	$542,579	$545,061	$1,824,199
Gross profit	$409,061	$187,729	$206,199	$(61,096)	$741,893
Net loss from operations	$(559,990)	$(3,122,484)	(4,300,023)	$(1,691,507)	$(9,674,004)
Basic and fully diluted earnings per share	$(0.02)	$(0.12)	$(0.17)	$(0.07)	$(0.37)
Weighted-average number of shares outstanding	22,765,894	22,806,637	23,062,428	23,072,016	22,972,348

Year ended December 31, 2004
Net revenues	$—	$—	$—	$109,062	$109,062
Gross profit	$—	$—	$—	$73,296	$73,296
Net loss from operations	$(10,807,437)	$(2,855,523)	$(1,778,290)	$(4,921,669)	$(20,162,919)
Basic and fully diluted earnings per share	$(0.48)	$(0.12)	$(0.08)	$(0.22)	$(0.89)
Weighted-average number of shares outstanding	22,557,216	22,723,753	22,765,894	22,581,276	22,702,846

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2005 and 2004
NOTE S — SUBSEQUENT EVENTS
Equity Transactions
On January 10, 2006, the Company received payment of the $1,200,000 related to the December 31, 2005 sale of 333,333 shares of its common stock to D. Swart. This amount is reflected in the accompanying consolidated financial statements as a stock subscription receivable.
On January 31, 2006, the Company sold 111,048 restricted, unregistered shares of common stock to Mr. W. P. Deegen at $2.50 per share for total cash consideration of approximately $277,620. This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The Company did not utilize an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with this sale.
On January 31, 2006, the Company sold 184,178 restricted, unregistered shares of common stock to Mr. D. Swart at $2.50 per share for total cash consideration of approximately $460,445. This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The Company did not utilize an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with this sale.
On March 17, 2006, the Company sold 53,300 restricted, unregistered shares of common stock to Austerlitz Finance B.V. at $3.75 per share for a total cash consideration of $200,000. This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.
On March 17, 2006, the Company sold the 30,000 restricted, unregistered shares of common stock to Mrs. Fock-van Ittersum at $4.00 per share for total cash consideration of approximately $120,000. This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.
On March 17, 2006, the Company sold the 30,000 restricted, unregistered shares of common stock to R. H. M. van Hees Orthodontist Holding B.V. at$4.00 per share for total cash consideration of approximately $120,000. This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.
In conjunction with the abovementioned Austerlitz Finance, Fock-van Ittersum and van Hess transactions, the Company paid an aggregate commission to Cremer, the controlling shareholder of Austerlitz Finance B. V., of approximately $17,599, consisting of 3,300 shares of restricted, unregistered common stock valued at $4.00 per share and cash of approximately $4,399.
Concurrent with March 17, 2006 stock sales to Austerlitz Finance B.V , Mrs Fock-van Ittersum and R. H. M. van Hees Orthodontist Holding B.V., the Company issued to Austerlitz Finance B.V warrants convertible into 25,000 shares of our common stock at an exercise price of $5.00 per share, to Mrs Fock-van Ittersum warrants to purchase 15,000 shares of common stock at an exercise price of $5.00 per share and to R. H. M. van Hees Orthodontist Holding B.V. warrants to purchase 15,000 shares of common stock at an exercise price of $5.00 per share. These warrants may be exercised starting on March 1, 2007 and expire on February 28, 2009.
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2005 and 2004
NOTE S — SUBSEQUENT EVENTS — CONTINUED
Equity Transactions — continued
Pursuant to the terms of assignment, for non executive directors the Company granted on June 27, 2006 to Willy J. Simon, our Chairman and Non Executive Director, 56,250 options to purchase shares of our common stock at an exercise price of $2.90 per share. A total of 18,750 shares of these options will vest on June 27, 2008, and the remaining options will vest in two equal installments on June 27, 2009 and June 27, 2010, respectively.
Pursuant to the terms of assignment, for non executive directors the Company granted on June 27, 2006 to George M. Calhoun, one of our Non Executive Directors, 46,875 options to purchase shares of our common stock at an exercise price of $2.90 per share. A total of 15,625 shares of these options will vest on June 27, 2008, and the remaining options will vest in two equal installments on June 27, 2009 and June 27, 2010, respectively.
Pursuant to the terms of assignment, for non executive directors the Company granted on June 27, 2006 to Erik L.A. van Emden, one of our Non Executive Directors, 46,875 options to purchase shares of our common stock at an exercise price of $2.90 per share. A total of 15,625 shares of these options will vest on June 27, 2008, and the remaining options will vest in two equal installments on June 27, 2009 and June 27, 2010, respectively.
Debt transactions
On March 10, 2006, the Company entered into a credit facility with ABN-AMRO Bank N.V. in the amount of €1,250,000, or approximately $1.6 million. This credit facility bears interest at 7.0% and matured on October 15, 2006. The Company is currently negotiating extension of the repayment terms. Under the original terms of this credit facility, the Company entered into a negative pledge arrangement on the Intellectual Property owned by the Company. Additionally, the Company’s CEO Willem Smit has issued a personal guarantee to ABN AMRO Bank N.V. for this credit facility..
On May 3, 2006, the Company entered into a loan agreement with a lender based in the Netherlands, pursuant to which the Company borrowed the principal amount of €300,000, or approximately $375,000. This loan bears compound interest at a rate of 60.0% per annum, and repayment of principal and interest was originally due on August 4, 2006. The lender has agreed to extend the due date for indefinite period of time under the same terms and conditions.
On May 24, 2006, we entered into a loan agreement with one of our shareholders, Mr. A.J. van der Mark, under which Mr. van der Mark agreed to extend a loan to the Company in the principal amount of €100,000 or approximately $125,000. This loan bears an annual compounded interest rate of 60.0% and the payment of principal and interest was initially due on August 24, 2006. On August 7, 2006, the Company and the lender agreed to extend the maturity date for an indefinite period of time under the same terms and conditions. Under this loan agreement, we pledged as collateral any income out of our publishing agreement with XIM Inc.
Since June 30, 2006, a Company shareholder, Nabuurs, has advanced the Company approximately €40,000 or approximately $48,000. These loans bear interest at a rate of 4.0% per annum, and the repayment of the principal and interest was originally due in August 2006. The Company and the lender have agreed to extend the maturity date of this loan until January 1, 2007 under the same terms and conditions. Concurrent with the extension of this loan under an agreement dated September 1, 2006, the Company issued to this lender, warrants convertible into 40,000 shares of the Company’s common stock at an exercise price of $5.00 per share. These warrants, fair valued at $0.88, may be exercised starting on September 1, 2007 and expire on September 1, 2009. A non cash interest charge of $35,000 was recorded in the Company’s consolidated financial statements in relation to this.
(Remainder of this page left blank intentionally)

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2005 and 2004
NOTE S — SUBSEQUENT EVENTS — CONTINUED
Debt transactions — continued
The Company has entered into various loan agreements with Built to Build Vastgoed B.V., a company controlled by one of our shareholders.
On June 17, 2006, the Company entered into a first agreement (the First Loan) pursuant to which the Company borrowed a principal amount of €600,000, or approximately $750,000. The First Loan bears compound interest at a rate of 20% per annum, payable at maturity. The repayment of the principal and interest was due on August 17, 2006. Concurrent with entering into the loan agreement on June 17, 2006, the Company issued to this lender warrants convertible into 100,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The warrants, fair valued at $0.88, may be exercised starting on November 1, 2006 and expire on October 31, 2009. A non cash interest charge of $88,000 was recorded in the consolidated financial statements for the economic value of the issued warrants.
On August 16, 2006, the Company entered into a second loan agreement (the Second Loan), pursuant to which the Company extended the maturity date of the First Loan to November 1, 2006, and also borrowed an additional principal amount of €1,000,000, or approximately $1,250,000. The second loan bears compound interest at a rate of 20.0% per annum, payable at maturity. The repayment of the principal and interest was due on October 31, 2006. As a condition to the Second Loan, the Company pledged all the Company’s intellectual property rights as security and collateralized its accounts receivables to the lender. The Company has the option to extend the maturity date of the First and Second Loan to December 1, 2006, provided that the Company shall pay a total amount of principal and interest of €1,600,000, or approximately $2 million on the extended maturity date plus an amount of €1,600,000, or approximately $2 million as premium. In addition, the Company has the option to further extend the maturity date of the First and Second Loan beyond December 1, 2006, as discussed below.
Concurrent with entering into the Second Loan, the Company issued to this lender warrants convertible into 500,000 shares of the Company’s common stock at an exercise price of $3.50 per share. The warrants, fair valued at $1.49, may be exercised starting on November 1, 2006 and expire on October 31, 2009. No non cash interest charge was recorded in the Company’s consolidated financial statements in relation to this since these warrants were issued as a collateral to the loan and will become the Company’s property upon repayment of the loan and accrued interest.
On September 5, 2006 the Company entered into a third loan agreement (the Third Loan), pursuant to which the Company borrowed a principal amount of €500,000, or approximately $625,000. The Third Loan bears compound interest at a rate of 20.0% per annum, payable at maturity. The repayment of the principal and interest was due on October 31, 2006. The Company has the option to extend the maturity date of the Third Loan to December 1, 2006, provided that the Company shall pay a total amount of principal and interest of €1,000,000, or approximately $1,250,000 on the extended maturity date. In addition, the Company has the option to further extend the maturity date of the First, Second and Third Loan beyond December 1, 2006, as discussed below.
Concurrent with entering into the Second and Third Loan, the Company issued to this lender warrants convertible into 400,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The warrants, fair valued at $1.92 per warrant, may be exercised starting on November 1, 2006 and expire on October 31, 2009. No non cash interest charge was recorded in the consolidated financial statements in relation to this since these warrants have were issued as a collateral to the loan and will become the Company’s property upon repayment of the loan and accrued interest.
On September 29, 2006, the Company borrowed an additional principal amount of €500,000, or approximately $625,000 (the Fourth Loan) from the lender who provided the First, Second and Third Loan. No agreement has been signed yet. The Fourth Loan bears a compound interest at a rate of 20.0% per annum, payable at maturity. The repayment of the principal and interest was due on October 31, 2006. The Company has the option to extend the maturity date of the Fourth Loan to December 1, 2006, provided that the Company shall pay a total amount of principal and interest of €1,000,000, or approximately $1,250,000 on the extended maturity date. In addition, the Company has the option to further extend the maturity date of the First, Second, Third and Fourth Loan beyond December 1, 2006, provided that the Company pays a premium of €60,000, or approximately $75,000 per month.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
(formerly Donar Enterprises, Inc.)
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
December 31, 2005 and 2004
NOTE S — SUBSEQUENT EVENTS — CONTINUED
Debt transactions — continued
Both the terms and conditions of the Second, Third and Fourth Loan as well as issuance of the warrants in connection with the Second and Third loan did not get the approval of the Board of Directors of the Company. Consequently, no written agreement was signed for the Fourth loan although the Company has received the loans. Management is currently negotiating amendment of the terms and conditions of these loans including extension of the repayment and a waiver of the penalty interest terms and a waiver of the issuance of warrants. However, there is no assurance that such negotiation will lead to any results or results favorable to the Company.
Product development issues
In the second quarter of 2006, the Company received termination notices from Rebellion Interactive Ltd and Rival Technologies LLC for development and license of the video game, PRISM. The Company is in discussion with both parties for new terms and conditions related to the development and licensing of the video game, PRISM. Through September 30, 2006, approximately $500,000 has been capitalized in the Company’s balance sheet for development costs related to this title.
On October 13, 2006, the Company signed a settlement agreement with TDK Recording Media Europe S.A. related to the economic effects of a delayed delivery of “Gold Master” media for duplication and the subsequent delayed releases on the market of the video games “World Racing 2”, “Knights of the Temple II” and “Gene Troopers” for both the European and North American markets. The liability for this settlement has been reflected in the Company’s financial statements since the earliest measurement date in accordance with the terms and conditions of the original contract.
Employment Agreements
The Company and its Chief Financial Officer, Jan Willem Kohne, amicably agreed on Mr. Kohne’s resignation on October 31, 2006. Effective November 1, 2006, the employment agreement between the Company and Mr. Kohne was terminated. The Company did not pay early termination penalties in connection with the termination of this agreement. The 90,000 shares of common stock of the Company owned by Mr. Kohne were sold back to the Company at par value. Additionally, Mr. Kohne’s outstanding options to purchase 250,000 shares of common stock of the Company at an exercise price of $3.50 per share were forfeited on November 1, 2006.
The Company appointed its controller, Wilbert Knol, as the interim Chief Financial Officer, effective November 1, 2006. Mr. Knol is a party to a previously existing employment agreement with the Company dated November 28, 2005. The agreement is for an indefinite period, but can be terminated by the Company upon two months notice or by Mr. Knol upon one month’s notice. Mr. Knol’s current salary is €10,083 per month, or approximately $12,603. The Company has granted Mr. Knol options to purchase 60,000 shares of common stock of the Company at an exercise price of $ 2.50. Mr. Knol is also subject to confidentiality, non-competition and invention assignment requirements.