Form 10QSB/A
period 2006-03-31
PLAYLOGIC ENTERTAINMENT INC
filed 2006-12-21
CIK 1141590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB/A
Amendment No. 1
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended: March 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-49649
PLAYLOGIC ENTERTAINMENT, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	23-3083371

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Concertgebouwplein 13, 1071 LL Amsterdam, The Netherlands	1071 LL

(Address of principal executive offices)	(Zip Code)
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

EXPLANATORY NOTE
RESTATEMENT OF FINANCIAL STATEMENTS
This Amendment No. 1 on Form 10-QSB/A amends and restates the items identified below with respect to the quarterly report on Form 10-QSB filed by Playlogic Entertainment, Inc. (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on May 22, 2006 (the “Original Fling”) for the quarterly period ended March 31, 2006.
Restatements
As described in the current report on Form 8-K filed by the Company with the SEC on November 20, 2006, as amended, the Company announced it would restate its unaudited financial statements for the quarterly period ended March 31, 2006. The restatements reflect the Company’s determination that its accounting for the reimbursement of certain expenses incurred during the second and third quarters of 2005 in connection with the share exchange transaction had not been properly reflected in the financial statements contained in the Original Filing in accordance with the generally accepted accounting principles of the United States. Certain operating expenses and transaction costs related to the Company’s share exchange transaction entered into in June 2005, which were initially paid by the Company and reimbursed by certain shareholders, were omitted from the Company’s consolidated statements of operations for each of the six and three months ended June 30, 2005, the nine and three months ended September 30, 2005 and the fiscal year ended December 31, 2005. The corrections to this error resulted in either the recognition of additional contributed capital and/or a reduction in amounts due from shareholders for unrelated advances made prior to the share exchange transaction. The restatements contained in this Form 10-QSB/A were made in accordance with the provisions of SFAS 154 for correction of errors. The Company is also restating its unaudited financial statements for the three months ended June 30, 2005 contained in the quarterly report on Form 10-QSB filed with the SEC on August 19, 2005, its unaudited financial statements for the three months ended September 30, 2005 contained in the quarterly report on Form 10-QSB filed with the SEC on November 14, 2005, its audited financial statements for the fiscal year ended December 31, 2005 contained in its annual report on Form 10-KSB filed with the SEC on May 5, 2006 and its unaudited financial statements for the three months ended June 30, 2006 filed with the SEC on August 14, 2006.
In connection with the correction of errors as reflected in Note E we included a new Note J and adjusted Note K.
Changes Reflected in this Form 10-QSB/A
This Form 10-QSB/A only amends and restates certain information in the following items related to the quarterly period ended March 31, 2006:

Part I Financial Information
Item 1 –	Financial Statements
Unaudited Consolidated Financial Statements
Note E Correction of an Error
Note J Note Payable to Bank
Note K Loan from Stockholders
Note R Subsequent Events
Item 2 –	Management’s Discussion and Analysis or Plan of Operations Restatements
Item 3 –	Controls and Procedures
Part II Other Information
Item 6 –	Exhibits
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
The application of the foregoing has resulted in certain significant amendments to the Original Filing. Revenues were not restated from the Original Filing and remained at $2,719,610 in the three months ended March 31, 2006. The impact of the amendments resulted however in increasing total current liabilities by $605,100 and decreasing the stockholders’ equity by the same amount as of March 31, 2006. These restatements did not affect the items in the Company’s consolidated statement of cash flows for the three months ended March 31, 2006, nor did these restatements affect cash at the end of the period.
Except for the amended and restated information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing. Nevertheless, when the management deems it is appropriate and necessary to make the disclosure contained in this Form 10-QSB/A not misleading, certain subsequent events that occurred after the date of Original Filing and prior to the date of this Form 10-QSB/A have been reflected in Note S to the financial statements with respect to subsequent events.

PLAYLOGIC ENTERTAINMENT, INC.
FORM 10-QSB/A

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
RESTATED CONSOLIDATED BALANCE SHEETS
March 31, 2006 and 2005
(Unaudited)

	(RESTATED)
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
RESTATED CONSOLIDATED BALANCE SHEETS — CONTINUED
March 31, 2006 and 2005
(Unaudited)

	(RESTATED)
	March 31,	March 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Bank overdraft	$1,507,481	$703,097
Short-term loans payable	—	194,505
Software financing loans payable	—	259,340
Current maturities of long-term debt	36,306	38,901
Accounts payable — trade	2,542,378	2,007,181
Payroll taxes payable	1,516,568	357,016
Other accrued liabilities
Accrued wages and related personnel costs	218,744	364,242
Other	1,925,780	396,242
Deferred revenues	860,649	—
Loan from stockholders	653,508	9,788,505

Total Current Liabilities	9,261,414	14,109,029

Long-Term Liabilities
Long-term debt, net of current maturities	254,142	262,582

Total Liabilities	9,515,556	14,371,611

Commitments and contingencies

Stockholders’ Deficit
Preferred stock — $0.001 par value. 20,000,000 shares authorized. None issued and outstanding		—
Common stock — $0.001 par value. 100,000,000 shares authorized. 24,465,733 and 22,765,894 shares issued and outstanding, respectively	24,466	22,766
Common stock warrants	1,720,180	—
Additional paid-in capital	39,508,371	20,584,984
Currency translation adjustments	(1,652,792)	(2,043,651)
Accumulated deficit	(40,134,721)	(29,823,200)
	(534,496)	(11,259,101)
Stock subscriptions receivable	(29,344)	—

Total Stockholders’ Deficit	(563,840)	(11,259,101)

Total Liabilities and Shareholders’ Deficit	$8,951,716	$3,112,510

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Three months ended March 31, 2006 and 2005
(Unaudited)

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2006	2005
Revenues
Game software	$2,719,610	$532,138

Cost of Sales
Direct costs of production	1,761,625	123,077

Gross Profit	957,985	409,061

Operating expenses
Research and development	343,691	362,269
Selling and marketing	89,670	5,920
General and administrative	1,602,021	650,979
Depreciation	78,497	104,067

Total operating expenses	2,113,880	1,123,234

Loss from Operations	(1,155,895)	(714,173)

Other Income (Expense)
Interest expense	(76,827)	(103,330)
Foreign currency exchange gain (loss)	35,217	—

Loss before provision for income taxes	(1,197,505)	(817,503)

Provision for Income Taxes	—	217,514

Net Loss	(1,197,505)	(559,990)

Other comprehensive income
Foreign currency translation adjustment	(107,619)	593,934

Comprehensive Loss	$(1,305,124)	$33,944

Net loss per weighted-average share of common stock outstanding, computed on Net Loss — basic and fully diluted	$(0.05)	$(0.02)

Weighted-average number of shares of common stock outstanding — basic and fully diluted	24,272,908	22,765,894

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
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006 and 2005
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
March 31, 2006 and 2005
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
The financial information presented herein has been prepared by management without audit by independent certified public accountants

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
March 31, 2006 and 2005
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
March 31, 2006 and 2005
NOTE D — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
March 31, 2006 and 2005
NOTE D — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — Continued
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
March 31, 2006 and 2005
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
March 31, 2006 and 2005
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
NOTE E — CORRECTION OF AN ERROR
During the course of preparing the unaudited financial statements for the nine ended September 30, 2006, Management of the Company determined that the Company’s accounting for the reimbursement of certain expenses incurred during the second and third quarter of 2005 had not been properly reflected in accordance with U.S. generally accepted accounting principles. Certain operating expenses and transaction costs associated with the Company’s Share Exchange Agreement entered into in June 2005, which were initially paid by the Company and reimbursed by certain shareholders, were omitted from the Company’s consolidated statements of operations for each of the six and three months ended June 30, 2005, the nine and three months ended September 30, 2005 and the year ended December 31, 2005. The corrections to this situation resulted in either the recognition of additional contributed capital and/or a reduction in amounts due from shareholder(s) for unrelated advances made prior to the aforementioned Share Exchange Agreement.
This situation causes certain corrections to be made to the Company’s balance sheet as of March 31, 2006 as follows:

	As originally
	reported	Restatement	As Restated

Current Liabilities
Due to Shareholder	$48,908	$605,100	$653,508
Total Current Liabilities	$8,656,314	$605,100	$9,261,414
Total Liabilities	$8,910,456	$605,100	$9,515,556

Stockholders’ Deficit
Additional paid-in capital	$38,361,250	$1,147,121	$39,508,371
Currency translation adjustments	$(1,607,260)	$(45,532)	$(1,652,792)
Accumulated deficit	$(38,428,032)	$(1,706,689)	$(40,134,721)
Total Stockholders’ Deficit	$41,260	$(605,100)	$(563,840)
The financial information presented herein has been prepared by management without audit by independent certified public accountants.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
March 31, 2006 and 2005
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
NOTE H — PROPERTY AND EQUIPMENT
Property and equipment consists of the following at March 31, 2006 and 2005, respectively:

	March 31,	March 31,
	2006	2005	Estimated Life
Computers and office equipment	$1,404,534	$1,390,290	3-5 years
Leasehold improvements	295,933	197,843	initial lease term
Software	291,433	46,011	3-5 years

	1,991,900	1,634,145
Less accumulated depreciation	(1,239,258)	(1,051,311)

Net property and equipment	$752,642	$582,834

NOTE I — AMOUNTS DUE FROM RELATED PARTIES
In prior periods, the Company has advanced an aggregate $ 495,743 to Engine Software, an entity in which the Company held an approximate 47.5% equity interest, for software development. Effective December 31, 2005, the Company sold this interest to the management team of Engine Software and reclassified the advanced royalty payments to “capitalized software development costs”. As of January 1, 2006, the relationship with Engine Software is solely as an external software developer.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
March 31, 2006 and 2005
NOTE J — NOTE PAYABLE TO BANK
On March 10, 2006, the Company entered into a credit facility with ABN-AMRO Bank N.V. in the amount of €1,250,000, or approximately $1.6 million. This credit facility bears interest at 7.0% and had an original maturity on October 15, 2006. The Company is currently negotiating extension of the repayment terms. Under the original terms of this credit facility, the Company entered into a negative pledge arrangement on the Intellectual Property owned by the Company. Additionally, the Company’s CEO Willem Smit has issued a personal guarantee to ABN AMRO Bank N.V. for this credit facility..
NOTE K — LOAN FROM STOCKHOLDERS
Through March 31, 2006, various Company shareholders have advanced approximately $653,508 for working capital purposes. These loans bear interest at 7.0% and are due in August 2006.
NOTE L — LONG-TERM DEBT
Long-term debt consists of the following at March 31, 2006 and 2005, respectively:

	March 31,	March 31,
	2006	2005
Note payable to a landlord for leasehold improvements. Payable in quarterly installments of approximately $8,871. Final maturity in 2013	$290,448	$301,483
Less current maturities	(36,306)	(38,901)

Current portion	$254,142	$262,582

Future maturities of long-term debt are as follows:

Year ending
December 31,	Amount
2006	$35,487
2007	35,487
2008	35,487
2009	35,487
2010	35,487
2011-2015	106,481

Totals	$283,896

(Remainder of this page left blank intentionally)
The financial information presented herein has been prepared by management without audit by independent certified public accountants.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
March 31, 2006 and 2005
NOTE M — INCOME TAXES
The components of income tax (benefit) expense for each of the three month periods ended March 31, 2006 and 2005, respectively, are as follows:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2006	2005
Domestic:
Current	$—	$—
Deferred	—	—

	—	—

Foreign:
Current	—	—
Deferred	—	257,514

	—	—

State:
Current	—	—
Deferred	—	—

	—	—

Total	$—	$—

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
The Company’s income tax expense (benefit) for each of the three month periods ended March 31, 2006 and 2005, respectively, differed from the statutory rate of 34% as noted below:

	Three months	Three months
	ended	ended
	March 31,	March 31,
	2006	2005
Statutory rate applied to loss before income taxes	$(407,200)	$(190,400)
Increase (decrease) in income taxes resulting from:
Foreign income taxes	387,400	190,400
State income taxes	—	—
Deferred income taxes	—	(257,514)
Other, including reserve for deferred tax asset and effect of graduated tax brackets	19,800	—

Total income tax expense (benefit)	$—	$ (257,514)

The financial information presented herein has been prepared by management without audit by independent certified public accountants.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
March 31, 2006 and 2005
NOTE M — INCOME TAXES — Continued
Temporary differences, consisting primarily of the timing of the utilization of net operating loss carryforwards, give rise to deferred tax assets as of March 31, 2006.

March 31,
2006
Net operating loss carryforwards	$8,643,000
Less valuation allowance	(8,643,000)

Net Deferred Tax Asset	$—

NOTE N — COMMON STOCK TRANSACTIONS
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
March 31, 2006 and 2005
NOTE N — COMMON STOCK TRANSACTIONS — Continued
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
March 31, 2006 and 2005
NOTE N — COMMON STOCK TRANSACTIONS — Continued
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
NOTE O — STOCK WARRANTS
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
March 31, 2006 and 2005
NOTE O — STOCK WARRANTS — Continued
The following table presents warrant activity through March 31, 2006:

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
NOTE P — STOCK OPTIONS
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
March 31, 2006 and 2005
NOTE P — STOCK OPTIONS — Continued
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
NOTE Q — COMMITMENTS AND CONTINGENCIES
Security agreement
Playlogic Game Factory B.V., on August 31, 2004, signed a security agreement in favor of the Dutch Tax Authorities for the amount $98,394 concerning Engine Software B.V.
The financial information presented herein has been prepared by management without audit by independent certified public accountants.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
March 31, 2006 and 2005
NOTE Q — COMMITMENTS AND CONTINGENCIES — Continued
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
March 31, 2006 and 2005
NOTE Q — COMMITMENTS AND CONTINGENCIES — Continued
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
March 31, 2006 and 2005
NOTE Q — COMMITMENTS AND CONTINGENCIES — Continued
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
March 31, 2006 and 2005
NOTE R — SUBSEQUENT EVENTS
Equity Transactions
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
March 31, 2006 and 2005
NOTE R — SUBSEQUENT EVENTS — CONTINUED
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
March 31, 2006 and 2005
NOTE R — SUBSEQUENT EVENTS — CONTINUED
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
The Company appointed its controller, Wilbert Knol , as the interim Chief Financial Officer, effective November 1, 2006. Mr. Knol is a party to an employment agreement with the Company dated November 28, 2005. The agreement is for an indefinite period, but can be terminated by the Company upon two months notice or by Mr. Knol upon one month’s notice. Mr. Knol’s current salary is €10,083 per month, or approximately $12,603. The Company has also granted Mr. Knol options to purchase 60,000 shares of common stock of the Company at an exercise price of $2.50. Mr. Knol is also subject to confidentiality, non-competition and invention assignment requirements.
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
Release Schedule

Expected Release
Game	Studio	Platform	Date
Completed Games
Alpha Black Zero	Khaeon (NL)	PC	Released
Airborne Troops	Widescreen Games (F)	PS2, PC	Released
Cyclone Circus	Playlogic Game Factory (NL)	PS2	Released
Xyanide	Overloaded (NL)	Mobile Phones	Released
World Racing 2	Synetic (D)	PS2, Xbox, PC	Released(i)

Expected Release
Game	Studio	Platform	Date
Knights of the Temple 2	Cauldron (SK)	PS2, Xbox, PC	Released(i)
Gene Troopers	Cauldron (SK)	PS2, Xbox, PC	Released(i)

Under Development
Xyanide	Playlogic Game Factory (NL)	Xbox	Q2 2006
Age of Pirates: Caribbean Tales	Akella (Russia)	PC	Q2 2006
Ancient Wars: Sparta	World Forge (Russia)	PC	Q3/Q4 2006
StateShift Racing	Engine Software (NL)	PSP	Q4 2006
Xyanide Resurrection	Playlogic Game Factory (NL)	PSP	Q4 2006
P.R.I.S.M. — Threat Level: Red	Rebellion (UK)	PC	Q4 2006
Wizard of Funk	Playlogic Game Factory (NL)	PC	Q4 2006
Infernal	Metropolis	PC	Q4 2006
Infernal	Metropolis	Next Gen	Q2/3 2007(ii)
Age of Pirates: Captain Blood	Akella	Next Gen	Q2/3 2007(ii)
Red Bull Break Dance Game	To be announced	Various	2007

(i)	Europe only. US publishing and distribution agreement signed.

(ii)	Final decision on Next Gen options to be made.
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
Uncertainties and Other Risk Factors that May Affect our Future Results and Financial Condition
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-KSB for the year ended December 31, 2005, as amended, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-KSB, as amended, are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. The risk factor below was disclosed on the Form 10-KSB and has been updated in connection with the Original Filing.
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
Restatements
     The following discussion and analysis gives effect to the restatements described the unaudited consolidated financial statements for the quarterly period ended March 31, 2006 contained in this report. Accordingly, certain of the data set forth in this section are not comparable to discussions and data in our previously filed quarterly report for corresponding period. The unaudited consolidated balance sheet as of March 31, 2006 presents the effect of changes in our unaudited consolidated financial statement caused by the restatements. These restatements did not affect the items in the Company’s consolidated statement of cash flows for the three months ended March 31, 2006, nor did these restatements affect cash at the end of the period.
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
     Research and development expenses. Research and development expenses totaled $343,691 for the three months ended March 31, 2006. For the three months ended March 31, 2005, research and development totaled $362,269. This represents a decrease of $18,577, or 5%. This slight decrease is due to a higher portion of our research and development expenses being capitalized.
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
Item 6. Exhibits
The exhibits are listed in the Exhibit Index appearing on page following the signature page.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Playlogic Entertainment, Inc. (Registrant)
Date: December 21, 2006	By:	/s/ Willem M. Smit
Willem M. Smit
Chief Executive Officer

Date: December 21, 2006	By:	/s/ Jan Wilbert Knol
Jan Wilbert Knol
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