Form 10QSB/A
period 2006-06-30
PLAYLOGIC ENTERTAINMENT INC
filed 2006-12-21
CIK 1141590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB/A
AMENDMENT NO. 1
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended: June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-49649
PLAYLOGIC ENTERTAINMENT, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	23-3083371

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Concertgebouwplein 13, 1071 LL Amsterdam, The	1071 LL
Netherlands

(Address of principal executive offices)	(Zip Code)
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

EXPLANATORY NOTE
RESTATEMENT OF FINANCIAL STATEMENTS
This Amendment No. 1 on Form 10-QSB/A amends and restates the items identified below with respect to the quarterly report on Form 10-QSB filed by Playlogic Entertainment, Inc. (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on August 14, 2006 (the “Original Fling”) for the quarterly period ended June 30, 2006.
Restatements
As described in the current report on Form 8-K filed by the Company with the SEC on November 20, 2006, as amended, the Company announced it would restate its unaudited financial statements for the quarterly period ended June 30, 2006. The restatements reflect the Company’s determination that its accounting for the reimbursement of certain expenses incurred during the second and third quarters of 2005 in connection with the share exchange transaction had not been properly reflected in the financial statements contained in the Original Filing in accordance with the generally accepted accounting principles of the United States. Certain operating expenses and transaction costs related to the Company’s share exchange transaction entered into in June 2005, which were initially paid by the Company and reimbursed by certain shareholders, were omitted from the Company’s consolidated statement of operations for each of the six and three months ended June 30, 2005, the nine and three months ended September 30, 2005 and the fiscal year ended December 31, 2005. The corrections to this error resulted in either the recognition of additional contributed capital and/or a reduction in amounts due from shareholders for unrelated advances made prior to the share exchange transaction. The restatements contained in this Form 10-QSB/A were made in accordance with the provisions of SFAS 154 for correction of errors. The Company is also restating its unaudited financial statements for the three months ended June 30, 2005 contained in the quarterly report on Form 10-QSB filed with the SEC on August 19, 2005, its unaudited financial statements for the three months ended September 30, 2005 contained in the quarterly report on Form 10-QSB filed with the SEC on November 14, 2005, its audited financial statements for the fiscal year ended December 31, 2005 contained in its annual report on Form 10-KSB filed with the SEC on May 5, 2006 and its unaudited financial statements for the three months ended March 31, 2006 contained in the quarterly report on Form 10-QSB filed with the SEC on May 22, 2006
Changes Reflected in this Form 10-QSB/A
This Form 10-QSB/A only amends and restates certain information in the following items related to the quarterly period ended June 30, 2006:

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
The application of the foregoing has resulted in certain significant amendments to the Original Filing. Revenues were not restated from the Original Filing and remained at $413,061 in the three months ended June 30, 2006. The impact of the amendments resulted however in increasing total current liabilities by $605,100 and decreasing the stockholders’ equity by the same amount as of June 30, 2006. These restatements did not affect items in the Company’s consolidated statement of cash flows for the three months ended June 30, 2006, nor did these restatement effect cash at the end of the period.
Except for the amended and restated information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing. Nevertheless, when the management deems it is appropriate and necessary to make the disclosure contained in this Form 10-QSB/A not misleading, certain subsequent events that occurred after the date of the Original Filing and prior to the date of this Form 10-QSB/A have been reflected in Note S to the financial statements with respect to subsequent events.

PLAYLOGIC ENTERTAINMENT, INC.
FORM 10-QSB/A
CONTENTS

Page No.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	5

Item 2. Management’s Discussion and Analysis	29

Item 3. Controls and Procedures	36

PART II — OTHER INFORMATION

Item 6. Exhibits	37

Signatures	38

Exhibit Index

Certifications

EX-31.1: CERTIFICATION
EX-31.2: CERTIFICATION
EX-32.1: CERTIFICATION
EX-32.2: CERTIFICATION
EX-31.1: CERTIFICATIONS
EX-31.2: CERTIFICATIONS
EX-32.1: CERTIFICATIONS
EX-32.2: CERTIFICATIONS

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
Item 1. Financial Statements.
PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and 2005
(Unaudited)

	(restated)	(restated)
	June 30	June 30
	2006	2005
ASSETS
Current Assets
Cash on hand and in bank	$151,593	$144,031
Accounts receivable
Trade, net of allowance for doubtful accounts of approximately $22,499 and $-0-, respectively	2,681,281	703,430
Loans to affiliated companies	—	491,115
Value Added Taxes from foreign governments	286,040	301,740
Prepaid expenses and other	787,079	784,499
Deferred tax asset	—	584,837

Total current assets	3,905,993	3,009,652

Property and Equipment — at cost
Computers and office equipment	1,575,793	1,352,125
Leasehold improvements	310,874	184,096
Software	306,147	42,815
	2,192,813	1,579,036
Less accumulated depreciation	(1,378,365)	(1,075,370)

Net property and equipment	814,448	503,666

Other assets
Capitalized software development costs	4,797,825	1,838,512
Other assets	—	91,119

Total other assets	4,797,825	1,929,631

Total Assets	$9,518,266	$5,442,949
- Continued -
The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
June 30, 2006 and 2005
(Unaudited)

	June 30	June 30
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilites
Bank overdraft	$1,629,568	$393,896
Short-term loans from third parties	1,296,726	187,023
Software financing loans payable	—	241,320
Current maturities of long-term debt	38,139	—
Accounts payable — trade	2,989,468	2,450,847
Payroll taxes payable	2,180,219	745,263
Other accrued liabilities
Accrued wages and related personnel costs	276,544	415,339
Other	1,970,267	85,251
Deferred revenues	1,502,626	—
Loan from stockholders	686,502	—

Total Current Liabilities	12,570,059	4,518,939

Long-Term Liabilities
Long-term debt, net of current maturities	247,904	271,485

Total Liabilities	12,817,962	4,790,424

Commitments and contingencies

Stockholders’ Deficit
Preferred stock — $0.001 par value 20,000,000 shares authorized, None issued and outstanding	—	—
Common stock — $0.001 par value 100,000,000 shares authorized - 24,593,733 and 23,063,994 shares issued and outstanding, respectively	24,594	23,064
Deferred Compensation-Employee Stock Options	197,411	—
Common stock warrants	1,890,268	—
Additional paid-in capital	39,747,155	32,661,950
Currency translation adjustments	(2,036,720)	1,171,721
Accumulated deficit	(42,902,500)	(33,204,210)

	(3,079,792)	652,525
Stock subscriptions receivable	(219,904)	—

Total Stockholders’ Equity	(3,299,696)	652,525

Total Liabilities and Shareholders’ Equity	$9,518,266	$5,442,949

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
Six months and three months ended June 30, 2006 and 2005
(Unaudited)

	(Restated)	(Restated)	(Restated)	(Restated)
	Six months	Six months	Three months	Three months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Revenues
Game software	$3,132,671	$736,559	$413,061	$204,421

Cost of sales
Direct costs of production	(1,927,913)	(139,769)	(166,288)	(16,692)

Gross Profit	1,204,758	596,790	246,773	187,729

Operating expenses
Reorganization costs	0	668,757	0	668,757
Research and development	1,625,110	485,937	1,281,418	123,668
Selling and marketing	738,002	500,585	648,333	494,665
General and administrative	2,791,646	1,859,037	1,189,625	1,208,058
Depreciation	154,364	204,968	75,866	100,901
Total operating expenses	5,309,122	3,719,284	3,195,242	2,238,838

Loss from Operations	(4,104,364)	(3,122,484)	(2,948,469)	(2,238,838)

Other Income/(Expense)

Interest expense	(172,087)	(197,775)	(95,260)	(94,445)
Realized and Unrealized Exchange gains/(losses)	311,166	—	275,949	—

Income/(Loss) before provision for income taxes	(3,965,285)	(3,320,269)	(2,767,780)	(2,502,765

Provision for Income Taxes	—	623,404	—	365,890

Net loss	(3,965,285)	(2,696,865)	(2,767,780)	(2,136,875)

Other comprehensive income/(loss)
Foreign currency adjustment	(461,003)	(3,958,188)	(352,382)	(2,271,116)

Comprehensive Income/(Loss)	$(4,426,288)	$(7,655,053)	$(3,121,162)	$(4,407,991)

Net loss per weighted-average share of common stock outstanding, computed on Net Loss - basic and fully diluted	(0.16)	(0.12)	(0.11)	(0.09)

Weighted-average number of shares of common stock outstanding - basic and fully diluted	24,391,068	22,821,155	24,507,931	22,840,205

The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these consolidated financial statements.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30, 2006 and 2005
(Unaudited)

	(Restated)	(Restated)
	Six months	Six months
	ended	ended
	June 30,	June 30,
	2006	2005
Cash Flows from Operating Activities
Net loss	$(3,965,285)	$(2,696,865)
Adjustments to reconcile net income to net cash provided provided by operating activities
Currency translation adjustment	(460,997)	3,958,188
(Un)realized (gains)/ losses on currency exchange	(311,166)	—
Depreciation	154,364	204,968
Expenses paid by affiliated company	—	549,945
Bad debt expense	66,821	—
Expense charges for stock options	134,106	—
Expense related to common stock issuances at less than “fair value”	—	90,000
Management fees contributed as capital	50,000
(Increase) Decrease in
Accounts receivable — trade and other	(2,102,218)	(703,430)
Value added taxes receivable	—	(301,740)
Prepaid expenses and other	517,994	(1,291,715)
Deferred tax asset	—	(584,837)
Increase (Decrease) in
Deferred revenues	1,492,897	—
Accounts payable — trade	419,910	(736,746)
Payroll taxes payable	(123,125)	—
Other current liabilities	1,357,407	437,547

Net cash used in operating activities	(2,769,292)	(1,074,685)

Cash Flows from Investing Activities
Cash paid for software development	(1,692,407)	(664,115)
Cash advanced for prepaid royalties to affiliated entities	—	(402,357)
Cash paid to acquire property and equipment	(208,854)	—
Cash received from disposition of property and equipment	—	21,838

Net cash used in investing activities	(1,901,261)	(1,044,634)

Cash Flows from Financing Activities
Increase (Decrease) in cash overdraft	98,516	(539,121)
Principal payments on short-term notes to third parties	1,296,726	(25,995)
Principal payments on long-term debt	2,147	(56,235)
Cash advanced by affiliated entities	495,743	—
Cash advanced or repaid to shareholder — net	(112,239)	(7,688,248)
Proceeds from sales of common stock	1,892,053	—
Collections on stock subscriptions receivable	1,009,440	—
Proceeds from sales of pre-merger subsidiary common stock	—	10,524,700
Cash contributed by shareholder to support operations	—	45,341
Cash paid to acquire capital	—	(19,318)
Net cash provided by financing activities	4,682,386	2,241,124

Increase (Decrease) in Cash and Cash Equivalents	11,833	121,805
Cash and cash equivalents at beginning of period	139,760	22,226

Cash and cash equivalents at end of period	$151,593	$144,031

Supplemental Disclosures of Interest and Income Taxes Paid
Interest paid during the period	$172,087	$197,775

Supplemental Disclosures of Non-Cash Investing and Financing Activities
Common stock issued to repay notes payable	$918,652	$—

Cost of acquiring capital paid with issuance of common stock	$13,200	$—

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
The Company’s Playlogic International N.V. subsidiary commenced operations in April 2002 and have recognized consolidated net operating losses of approximately € 7,760,435 ($9,674,004) in 2005, approximately € 16,193,241 ($20,162,853) in 2004, approximately € 6,091,914 ( $6,900,433) in 2003 and approximately € 2,096,983 ($2,199,924) in 2002. Although management expects to achieve profitable operations in the future, the Company may never achieve profitability. Additionally, if the Company does achieve profitability, it may not be able to maintain profitability on a consistent basis. Accordingly, our auditor has included an explanatory paragraph indicating that substantial doubt exists about Playlogic International’s ability to continue as a going concern.
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

The Company evaluates the recognition of revenue based on the criteria set forth in SOP 97-2, “Software Revenue Recognition”, as amended by SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions” and U. S. Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB 104, “Revenue Recognition”. The Company evaluates revenue recognition using the following basic criteria:

*Evidence of an arrangement: The Company recognizes revenue when it has evidence of an agreement with the customer reflecting the terms and conditions to deliver products.

*Delivery: Delivery is considered to occur when the products are shipped and risk of loss has been transferred to the customer.

*Fixed or determinable fee: If a portion of the arrangement fee is not fixed or determinable, the Company recognizes that amount as revenue when the amount becomes fixed or determinable.

*Collection is deemed probable: At the time of the transaction, the Company conducts a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer. Collection is deemed probable if the Company expects the customer to be able to pay amounts under the arrangement as those amounts become due. If the Company determines that collection is not probable, it recognizes revenue when collection becomes probable (generally upon cash collection).

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
This situation causes certain corrections to be made to the Company’s balance sheet as of June 30, 2006 as follows:

	As originally
	reported	Restatement	As Restated
Current liabilities
Due to shareholder	$50,852	$605,100	$655,952
Total Current liabilities	$11,934,409	$605,100	$12,539,509
Total Liabilities	$12,182,312	$605,100	$12,787,412

Stockholders’ Deficit
Additional paid-in capital	$38,600,034	$1,147,121	$39,747,155
Currency translation adjustments	$(1,960,638)	$(45,532)	$(2,006,170)
Accumulated deficit	$(41,195,811)	$(1,706,689)	$(42,902,500)
Total Stockholders’ Deficit	$(2,664,046)	$(605,100)	$(3,269,146)

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
NOTE J — LONG-TERM DEBT
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

NOTE K — CURRENT LIABILITIES
On March 10, 2006, Company entered into a credit facility with ABN-AMRO Bank N.V. in the amount of $1,589,125 ( € 1,250,000). This credit facility bear interest at 7.0% and is due on October 15, 2007. Under the terms of this credit facility the Company entered into a negative pledge arrangement on the Intellectual Property owned by the Company. Next our CEO Mr Willem M. Smit has issued a personal guarantee to ABN AMRO Bank N.V. for this credit facility.
On May 3, 2006 we entered into a loan agreement with Mr E.M. Markovits in the amount of € 300,000. This loan bears an annual compounded interest of 60% and repayment is due on August 4, 2006.
NOTE L — LOANS FROM STOCKHOLDERS
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

Concurrent with entering into a loan agreement on June 17, 2006 with Built to Build Vastgoed B.V. the Company issued to Built to Build Vastgoed B.V cash warrants convertible into 100,000 shares of our common stock at a price of $5.00 per share. The warrants may be exercised starting on June 18, 2007 and expire on June 17, 2009.
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
The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

	June 30,	June 30,
	2006	2005
Risk free annual interest rate	4.50%	n/a
Expected volatility	61%	n/a
Expected life	3 years	n/a
Assumed dividends	None	n/a
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
Office leases
The Company leases it’s executive offices located at Concertgebouwplein 13 in Amsterdam from Mr. Prof. Dr. D. Valerio. This lease agreement which expires on March 31, 2007. This lease agreement contains an extension option, which if exercised, will extend the expiration date to March 31, 2012. The lease requires annual payments of approximately $81,363 ( € 59,628.52) per year, to be paid in quarterly installments.
Our subsidiary, Playlogic Game Factory, B. V., previously operated in leased offices. located at Hoge Mosten 16-24 in Breda, from Kantoren Fonds Nederland B.V. pursuant to a lease agreement which expires on February 28, 2007. The lease requires annual payments of approximately $85,327 ( € 62,534) per year. Due to space limitations, Playlogic Game Factory, B. V. has abandoned this property and is no longer using this location, by an official notice to the landlord. The landlord has granted the Company permission to sublease this property; however, to date, the Company has not found an interested party to date. The Company has accrued the total obligation due to the landlord under the original terms of the lease as of the abandonment date.
Our subsidiary, Playlogic Game Factory, B. V., leases offices located at Hambroeklaan 1 in Breda from Neglinge BV pursuant to a lease agreement which expires on October 1, 2013. This lease agreement contains an extension option, which if exercised, will extend the expiration date to October 1, 2018. At the execution of this lease agreement, the landlord committed itself to invest approximately $409,350 ( € 300,000) in leasehold improvements which are scheduled to be repaid by Playlogic Game Factory B.V. over a 10 year period. The lease requires annual payments of approximately$40,935 ( € 30,000) per year, payable in quarterly installments.
On June 1, 2005, the Company entered into a new lease agreement for new corporate offices at Amstelveenseweg 639-710 in Amstelveen. The lease requires annual payments of approximately$272.90 ( € 200.00) per square meter for rent and $34.00 ( € 25.00) per square meter for service costs. Payment starts July 2006 for approximately 1 / 2 of the leased premises (approximately 750 square meters) and in January 2007, payment will start on the second 1 / 2 of the leased premises (approximately 750 square meters). Payment of the service costs for each of the 750 square meter segments began at the execution of the lease agreement. The lease expires in June 2011.
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
On February 1, 2002, we entered into an employment agreement with Rogier M. Smit, our Executive Vice President & COO. The agreement is for an indefinite period; but, may be terminated by the Company upon three (3) months notice and one (1) additional month per year of service or by Rogier Smit upon three (3) months notice. Rogier Smit’s starting salary was $9,427 ( € 7,500) per month. On July 1, 2005, the base salary was increased to $15,009 ( € 11,000) per month. In addition to his salary, Mr. Smit is entitled to a company car. Pursuant to the agreement, Rogier Smit is also subject to confidentiality, non-competition and invention assignment requirements. Rogier Smit is the son of Willem Smit.
In January 2005, the Company entered into an employment agreement with Stefan Layer, our Chief Marketing & Sales Officer effective April 1, 2005. Pursuant to the terms of the agreement, Mr. Layer is responsible for our marketing, sales and licensing. This agreement is for an indefinite period, but can be terminated by the Company upon six (6) months notice or by Mr. Layer upon three (3) months notice. Mr. Layer’s starting salary is approximately $15,009 ( € 11,000) per month. In addition to his salary, Mr. Layer is entitled to an annual bonus equal to 1% of our net profit of the net consolidated year figures after taxes. However, during the first two years of his employment (the period from April 2005 to April 2006 and the period from April 2006 to April 2007), the amount of profit sharing to which Mr. Layer is entitled will be no less than $7,641 ( € 5,600) per month. Additionally, Mr. Layer received 364,556 shares of the Company’s common stock at a nominal value of $0.068 ( € 0.05) per share which were transferred to Mr. Layer by Sloterhof Investments, N. V., a company controlled by Willem Smit, the Company’s Chief Executive Officer. This transaction was recorded as compensation expense to Mr. Layer and as additional contributed capital. These shares are subject to a two year lock up period. After the lock up period, Mr. Layer will be permitted to sell up to 50% of his shares each year. If Mr. Layer terminates the employment agreement or is dismissed, the shares he still owns must be sold back to us at nominal value. Pursuant to the agreement, Mr. Layer is also subject to confidentiality, non-competition and invention assignment requirements.
In August 2005, the Company entered into an employment agreement with Dominique Morel our Chief Technology Officer. This agreement is for an indefinite period but can be terminated by the Company upon six (6) months notice or by Mr. Morel upon three (3) months notice. Mr. Morel’s starting salary will be $14,008.50 ( € 11,000) per month. Under this agreement, as approved by the Company’s Board of Directors, Mr. Morel shall be entitled to participate in a long term incentive plan of Playlogic in force from time to time. Options to be granted during the first year of this agreement will consist of a minimum of 100,000 shares at an exercise price of $3.50 per share. Pursuant to the agreement, Mr. Morel is also subject to confidentiality, non-competition and invention assignment requirements.

On October 1, 2005, the Company entered into an employment agreement with Jan Willem Kohne our Chief Financial Officer. This agreement is for an indefinite period, but can be terminated by the Company upon six (6) months notice or by Mr. Kohne upon three (3) months notice. Mr. Kohne’s starting salary will be approximately $15,055 ( € 11,034) per month, and the Company paid a signing bonus of approximately $48,480 ( € 40,000) upon execution of this agreement. Pursuant to the agreement, Mr. Kohne was granted 250,000 options to purchase shares of common stock of the Company at an exercise price of $3.50 per share. These options vest in increments of 62,500 shares on each of the agreement anniversary dates, starting on October 1, 2007. Mr. Kohne is also subject to confidentiality, non-competition and invention assignment requirements.
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
In the event of the termination of all employees, the Company will pay all non-senior executive personnel, on average, the required two month notice amounts and the six (6) senior executives the six month notice amounts plus the requisite Netherlands social security payments for an estimated total of approximately € 900,000 (or approximately $1,065,000).
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
NOTE R — SUBSEQUENT EVENTS
Debt transactions
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
     Uncertainties and Other Risk Factors that May Affect our Future Results and Financial Condition
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Annual Report on Form 10-KSB for the year ended December 31, 2005, as amended, and any updates in the subsequent quarterly report, which could materially affect the Company’s business, financial condition or future results. The risks described in the Company’s Annual Report on Form 10-KSB, as amended, are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that the Company currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results. The risk factor below was disclosed on the Form 10-KSB, as amended, and has been updated in connection with the Original Filing.
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
Restatements
The following discussion and analysis gives effect to the restatements described in Note E to the unaudited consolidated financial statements for the quarterly period ended June 30, 2006 contained in this report. Accordingly, certain of the data set forth in this section are not comparable to discussions and data in our previously filed quarterly report for corresponding period. The unaudited consolidated balance sheet as of June 30, 2006 presents the effect of changes in our unaudited consolidated financial statement caused by the restatements. These restatements did not affect items in the Company’s consolidated statement of cash flows for the three months ended June 30, 2006, nor did these restatements affect cash at the end of the period.
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
     Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses totaled $1,837,958 for the three months ended June 30, 2006. For the three months ended June 30, 2005, selling, general and administrative expenses totaled $1,702,723. This represents an increase of $135,235 or 8%. This increase in selling, marketing, general and administrative expenses is in line with the growth of the company, the current line-up and related cost of personnel. In the second quarter Selling and marketing has increased compared to the first quarter, due to the costs of the E3 tradeshow.
     Selling, marketing, general and administrative expenses totaled $3,529,648 for the six months ended June 30, 2006. For the six months ended June 30, 2005, selling, general and administrative expenses totaled $2,359,622. This represents an increase of $1,170,026 or 50%. This increase in selling, general and administrative expenses is in line with the growth of the company, the current line-up and related cost of personnel. Furthermore, an important piece is thatthe company had additional costs related to the OTC BB listing in June 2005
     Research and Development. Research and development expenses totaled $1,281,418 for the three months ended June 30, 2006. For the three months ended June 30, 2005, research and development totaled $123,668. This represents an increase of $1,157,750. This increase is due to the fact that a lower portion of our research and development expenses was capitalized. Additional capitalization has not been considered given our estimated conservative prognoses for recoverability.
     Research and development expenses totaled $1,625,110 for the six months ended June 30, 2006. For the six months ended June 30, 2005, research and development totaled $485,937. This represents an increase of $1,139,173 or 234%. This increase is due to the above mentioned reasons.
     Depreciation. Depreciation expenses totaled $75,866 for the three months ended June 30, 2006. For the three months ended June 30, 2005, the depreciation expense totaled $100,901. The decrease of $25,041 or 25% was caused by fixed assets being fully depreciated that were not yet replaced.
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
     Net Loss. Our net loss was $2,767,780 for the three months ended June 30, 2006. For the three months ended June 30, 2005, net loss totaled $2,136,875. The increase of the net loss $630,905 or 30%) is related to the individual factors discussed above.
     Our net loss was $3,965,285 for the six months ended June 30, 2006. For the six months ended June 30, 2005, net loss totaled $2,696,865. This represents an increase of $1,268,420 or 47%. The increase of the net loss is related to the individual factors discussed above.

     Other comprehensive income. Other comprehensive income represents the change of the Currency Translation Adjustments balance during the reporting period. The Currency Translation Adjustments balance that appears in the stockholders’ equity section is cumulative in nature and is a consequence from translating all assets and liabilities at current rate whereas the stockholders’ equity accounts are translated at the appropriate historical rate and revenues and expenses being translated at the weighted-average rate for the reporting period. The Change in currency translation adjustments was $(352,382) for the three months ended June 30, 2006 and $(2,271,116) for the three months ended June 30, 2005.
     Other comprehensive income represents the change of the Currency Translation Adjustments balance during the reporting period. The Currency Translation Adjustments balance that appears in the stockholders’ equity section is cumulative in nature and is a consequence of translating all assets and liabilities at current rate whereas the stockholders’ equity accounts are translated at the appropriate historical rate and revenues and expenses being translated at the weighted-average rate for the reporting period. The Change in currency translation adjustments was $(461,003) for the six months ended June 30, 2006 and $(3,958,188) for the six months ended June 30, 2005.
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