Form 10QSB/A
period 2006-09-30
PLAYLOGIC ENTERTAINMENT INC
filed 2006-12-21
CIK 1141590

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

EXPLANATORY NOTE
RESTATEMENT OF FINANCIAL STATEMENTS
This Amendment No. 1 on Form 10-QSB/A amends and restates the items identified below with respect to the quarterly report on Form 10-QSB filed by Playlogic Entertainment, Inc. (“we” or “the Company”) with the Securities and Exchange Commission (the “SEC”) on November 21, 2006 (the “Original Fling”) for the quarterly period ended September 30, 2006.
Restatements
The quarterly report on Form 10-QSB was filed by the Company with the SEC on November 21, 2006, without auditors’ review. Following completion of the auditors’ review, the Company is filing this amendment Form 10-QSB for the quarterly period ended September 30, 2006. This amendment includes (i) certain restatements to the Company’s financial statements as of and for the nine months ended September 30, 2006 described below and (ii) enhanced disclosure, in accordance with the provisions of SFAS No. 154, relative to restatement of prior periods. The September 30, 2006 restatement reflect the Company’s determination that its accounting for revenues and associated costs of goods sold and interest expense during the third quarter of 2006 had not properly been reflected in the financial statements contained in the Original Filing in accordance with the revenue recognition criteria as set forth in the accounting policies as included in the Notes to the Financial Statements and in accordance with the conditions per certain loan agreements.
The corrections to this error resulted in both the reversal of revenues and associated costs of goods sold previously recognized and the recognition of additional interest expense. The restatements contained in this Form 10-QSB/A were made in accordance with the provisions of SFAS 154 for correction of errors.
Changes Reflected in this Form 10-QSB/A
This Form 10-QSB/A only amends and restates certain information in the following items related to the quarterly period ended September 30, 2006:
Part I Financial Information
Item 1 — Financial Statements
               Unaudited Consolidated Financial Statements
               Note B Basis of presentation and restatements
               Note L Subsequent events
Item 2 — Management’s Discussion and Analysis or Plan of Operations
               Restatements
Item 3 — Controls and Procedures
Part II Other Information
Item 6 — Exhibits
Certifications
Primarily these amendments are to reflect the Company’s revenues and associated costs of goods sold, which were initially recognized and then reversed after further evaluation of the revenue recognition criteria applied as well as certain interest expenses which were initially not recognized and than additionally recognized after further evaluation of the conditions per certain loan agreements. Other non-material revisions were also made in order to clarify certain disclosure in the Original Filling and to enhance the presentation.
The application of the foregoing has resulted in certain amendments to the Original Filing. Revenues were restated from $1,702,951 per the Original Filing to $1,461,194 in the three months ended September 30, 2006. The impact of the revenue amendment resulted in decreasing Gross Profit by $ $68,251. The Interest expenses were restated from $1,457,577 per the Original Filing to $1,682,115 in the three months ended September 30, 2006. The accumulated impact of the amendments resulted in increasing Net Loss for the three months ended September 30, 2006 by $322.558, and increasing the stockholders’ deficit by $297,009 as of September 30, 2006. Consequently these restatements did affect certain items in the Company’s consolidated statement of cash flows for the three months ended September 30, 2006. These restatements did not affect cash at the end of the period.
This Form 10-QSB/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

PLAYLOGIC ENTERTAINMENT, INC.
FORM 10-QSB/A
CONTENTS

Page No.
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements	5
Item 2. Management’s Discussion and Analysis	21
Item 3. Controls and Procedures	27
PART II — OTHER INFORMATION
Item 6. Exhibits	29
Signatures	30
Exhibit Index
Certifications
EX-31.1: CERTIFICATIONS
EX-31.2: CERTIFICATIONS
EX-32.1: CERTIFICATIONS
EX-32.2: CERTIFICATIONS
EX-31.1: CERTIFICATIONS
EX-31.2: CERTIFICATIONS
EX-32.1: CERTIFICATIONS
EX-32.2: CERTIFICATIONS

Part I — FINANCIAL INFORMATION
Item 1. Financial statements
PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
September 30, 2006
(Unaudited)

ASSETS
Current Assets
Cash	$2,577
Accounts receivable
Trade, net of allowance for doubtful accounts	1,704,635
Value Added Taxes from foreign governments	445,234
Prepaid expenses and other	600,816

Total current assets	2,753,262

Net property and equipment	845,891

Other assets
Capitalized software development costs	4,771,855
Restricted cash	147,786

Total other assets	4,919,641

Total Assets	$8,518,794

LIABILITIES AND SHAREHOLDERS’ DEFICIT

Current Liabilites
Bank line of credit	$1,065,140
Short-term debts	379,740
Warrant derivatives	8,800
Current maturities of long-term debt	37,974
Accounts payable — trade	3,341,432
Other accrued liabilities	5,547,853
Deferred revenues	1,269,730
Loan from shareholders	4,015,911

Total current liabilities	15,666,580

Long-term debt, less current maturities	237,338

Total Liabilities	15,903,918

Shareholders’ Deficit
Preferred stock — $0.001 par value. 20,000,000 shares authorized. None issued and outstanding	—
Common stock — $0.001 par value.100,000,000 shares authorized. 24,593,733 shares issued and outstanding	24,594
Additional paid-in capital	41,965,811
Accumulated currency translation adjustments reserve	(1,893,009)
Accumulated deficit	(47,482,520)

Total shareholders’ deficit	(7,385,124)

Total Liabilities and Shareholders’ Deficit	$8,518,794

The accompanying condensed notes are an integral part of these consolidated financial statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005 (restated)	2006	2005 (restated)
Revenues
Game software	$1,461,194	$542,579	$4,593,865	$1,288,361

Cost of sales
Direct costs of production	(664,582)	(206,199)	(2,592,495)	(351,827)

Gross profit	796,612	336,380	2,001,370	936,534

Operating expenses
Research and development	975,810	(3,322)	2,262,975	474,323
Selling and marketing	330,392	263,623	1,068,394	758,742
General and administrative	1,170,223	1,034,985	3,961,870	2,894,518
Depreciation	72,127	(5,033)	226,490	196,293
Asset impairment charges	785,494	—	1,123,439	—

Total operating expenses	3,334,046	1,290,253	8,643,168	4,323,876

Loss from operations	(2,537,434)	(953,873)	(6,641,798)	(3,387,342)

Other income/(expense)
Interest expense	(439,715)	(59,477)	(611,804)	(256,297)
Loan penalty expense	(1,242,400)	—	(1,242,400)	—
Realized and unrealized exchange losses	(360,471)	—	(49,305)	—
Reorganization expenses	—	(255,155)	—	(912,681)

Income/(Loss) before provision for income taxes	(4,580,020)	(1,268,505)	(8,545,307)	(4,556,320)
Provision for Income Taxes	—	—	—	612,934

Net loss	(4,580,020)	(1,268,505)	(8,545,307)	(3,943,386)

Other comprehensive income/(loss)
Foreign currency adjustment	364	2,252,114	(460,639)	3,945,130

Comprehensive Income/(Loss)	$(4,579,656)	$983,609	$(9,005,946)	$1,744

Net loss per weighted-average share of common stock outstanding, computed on Net Loss
- basic and fully diluted	(0.19)	(0.05)	(0.35)	(0.17)

Weighted-average number of shares of common stock outstanding
- basic and fully diluted	24,593,733	23,098,429	24,445,768	22,914,595

The accompanying condensed notes are an integral part of these consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Nine months ended September 30, 2006 and 2005
(Unaudited)

	Nine months	Nine months
	ended	ended
	September 30,	September 30,
	2006	2005 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,545,307)	$(3,943,386)
Adjustments to reconcile net loss to net cash used in operating activities
Realized and unrealized exchange losses	49,305	—
Depreciation	226,490	196,293
Asset impairment charge	1,123,439	—
Bad debt expense	67,558	—
Expense charges for stock options	186,147	—
Expense related to common stock issuances at less than “fair value”	—	153,000
Deferred income taxes	—	(584,741)
Non-cash interest charge related to fair value of warrants issued in conjunction with debt	123,760	—
Warrant derivatives	8,800
Loan penalty expense	1,242,400	—
Management fees contributed as capital	75,000	—
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable — trade and other	(994,093)	(561,803)
Prepaid expenses and other	805,339	(2,141,098)
Cash overdraft	—	4,534
Accounts payable – trade	580,874	91,302
Other accrued liabilities	642,274	647,051
Deferred revenues	998,784	—

Net cash used in operating activities	(3,409,230)	(6,138,848)

CASH FLOWS FROM INVESTING ACTIVITIES
Restricted cash	—	(147,642)
Cash paid for software development	(1,854,507)	(1,919,927)
Cash paid to acquire property and equipment	(269,357)	(206,476)

Net cash used in investing activities	(2,123,864)	(2,274,045)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank line of credit	(562,632)	(349,198)
Net activity on short term notes	372,733	(197,273)
Principal payments on long-term debt	(27,955)	(41,104)
Proceeds from loans from shareholder	3,970,713	(4,688,041)
Payments on loans to shareholder	(75,091)	—
Proceeds from sales of common stock	823,759	13,938,534
Collections on stock subscriptions receivable	1,229,344	(29,344)

Net cash provided by financing activities	5,730,871	8,633,574

Effect of foreign exchange on cash	(334,960)	(242,907)

Decrease in Cash	(137,183)	(22,226)
Cash at beginning of period	139,760	22,226

Cash at end of period	$2,577	$(0)

Supplemental disclosures of interest and income taxes paid
Interest paid during the period	$74,534	$256,297

Supplemental disclosures of non-cash investing and financing activities
Common stock issued to repay notes payable	$737,700	$—
Cost of acquiring capital paid with issuance of common stock	$13,200	$—
The accompanying condensed notes are an integral part of these consolidated financial statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
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
NOTE B — BASIS OF PRESENTATION AND RESTATEMENTS
Basis of presentation
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
Restatements
During the course of preparing the unaudited financial statements for the three months ended September 30, 2006, Management of the Company determined that the Company’s accounting for the reimbursement of certain expenses incurred during the second and third quarter of 2005 had not been properly reflected in accordance with U.S. generally accepted accounting principles. Certain operating expenses and transaction costs associated with the Company’s Share Exchange Agreement entered into in June 2005, which were initially paid by the Company and reimbursed by certain shareholders, were not included in the Company’s consolidated statements of operations for each of the six and three months ended June 30, 2005, the nine and three months ended September 30, 2005 and the year ended December 31, 2005. The corrections to this situation resulted in the recognition of expenses in connection with the Share Exchange Agreement as well as either the recognition of additional contributed capital and/or a reduction in amounts due from shareholder(s) for unrelated advances made prior to the aforementioned Share Exchange Agreement.

The impact for the consolidated statement of operations and comprehensive loss for the periods ending June 30, 2005, September 30, 2005 and December 31, 2005, is as follows:

		Nine months ended
	Six months ended	September 30	Year ended
	June 30, 2005	,2005	December 31, 2005
Net loss, as previously reported	$(1,559,438)	$(2,212,068)	$(7,967,316)

(Increase)/Decrease in Net Loss by financial statement line item:
Operating expenses
Recognition of previously unrecorded reorganization expenses	(668,757)	(912,681)	(899,697)
Recognition of previously unrecorded selling expenses	—	(189,685)	(186,987)
Recognition of previously unrecorded general and administrative expenses	(468,670)	(628,952)	(620,004)

Total effect of changes on
Loss from Operations and Net Loss	(1,137,427)	(1,731,318)	(1,706,688)

Net loss, as restated	$(2,696,865)	$(3,943,386)	$(9,674,004)

Earnings per share, as previously reported	$(0.07)	$(0.10)	$(0.30)
Total effect of changes	$(0.05)	$(0.08)	$(0.07)

Earnings per share, as restated	$(0.12)	$(0.18)	$(0.37)

The impact on the consolidated balance sheet for the six months ended June 30, 2005, is as follows:

			Six months
	Six months		ended June 30,
	ended June 30,		2005,
	2005	Restatement	Restated
Other assets
Accounts receivable shareholder	$694,419	$(603,300)	$91,119
Total assets	$6,046,249	$(603,300)	$5,442,949

Stockholders’ deficit
Additional paid-in capital	$32,127,823	$534,127	$32,661,950
Accumulated deficit	$(32,066,783)	$(1,137,427)	$(33,204,210)
Total Stockholders’ deficit	$1,255,825	$(603,300)	$652,525

The impact on the consolidated balance sheet for the nine months ended September 30, 2005, is as follows:

			Nine months
	Nine months		ended September
	ended September		30,2005,
	30,2005	Restatement	Restated
Current liabilities
Due to shareholders	$646,237	$603,200	$1,249,437
Total current liabilities	$6,187,146	$603,200	$6,790,346
Total liabilities	$6,449,538	$603,200	$7,052,738

Stockholders’ deficit
Additional paid-in capital	$32,326,016	$1,147,120	$33,473,136
Currency translation adjustments	$1,172,460	$(19,002)	$1,153,458
Accumulated deficit	$(32,719,411)	$(1,731,318)	$(34,450,729)
Total Stockholders’ deficit	$802,165	$(603,200)	$198,965
The impact on the consolidated balance sheet for the year ended December 31, 2005, is as follows:

			Year ended
	Year ended		December 31,
	December 31,		2005
	2005	Restatement	Restated
Current liabilities
Due to shareholders	$163,091	$591,450	$754,541
Total current liabilities	$7,699,076	$591,450	$8,290,526
Total liabilities	$7,947,485	$591,450	$8,538,935

Stockholders’ deficit
Additional paid-in capital	$37,549,545	$1,147,120	$38,696,665
Currency translation adjustments	$(1,499,641)	$(31,882)	$(1,531,523)
Accumulated deficit	$(37,230,526)	$(1,706,688)	$(38,937,214)
Total Stockholders’ deficit	$109,804	$(591,450)	$(481,646)
The impact on the consolidated balance sheet for the three months ended March 31, 2006, is as follows:

			Three months
	Three months		ended March
	ended March		31,2006,
	31,2006	Restatement	Restated
Current liabilities
Due to shareholders	$48,908	$605,100	$654,008
Total current liabilities	$8,656,314	$605,100	$9,261,414
Total liabilities	$8,910,456	$605,100	$9,515,556

Stockholders’ deficit
Additional paid-in capital	$38,361,250	$1,147,121	$39,508,371
Currency translation adjustments	$(1,607,260)	$(45,532)	$(1,652,792)
Accumulated deficit	$(38,428,032)	$(1,706,689)	$(40,134,721)
Total Stockholders’ deficit	$41,260	$(605,100)	$(563,840)

The impact on the consolidated balance sheet for the six months ended June 30, 2006, is as follows:

			Six months
	Six months		ended June 30,
	ended June 30,		2006,
	2006	Restatement	Restated
Current liabilities
Due to shareholders	$50,852	$605,100	$655,952
Total current liabilities	$11,934,409	$605,100	$12,539,509
Total liabilities	$12,182,312	$605,100	$12,787,412

Stockholders’ deficit
Additional paid-in capital	$38,600,034	$1,147,121	$39,747,155
Currency translation adjustments	$(1,960,638)	$(45,532)	$(2,006,170)
Accumulated deficit	$(41,195,811)	$(1,706,689)	$(42,902,500)
Total Stockholders’ deficit	$(2,664,046)	$(605,100)	$(3,269,146)
The impact for the consolidated balance sheet for the nine months ended September 30, 2006, is as follows:

	Nine months ended		Nine months ended
	September 30,		September 30,
	2006	Restatement	2006 Restated
Other assets
Capitalized software development costs	$4,598,348	$173,507	$4,771,855
Total assets	$8,345,287	$173,507	$8,518,794

Current liabilities
Warrant derivatives	$—	$8,800	$8,800
Other accrued liabilities	$5,319,094	$228,759	$5,547,853
Deferred revenues	$1,027,973	$241,757	$1,269,730
Loan from shareholders	$4,024,711	$(8,800)	$4,015,911
Total current liabilities	$15,196,064	$470,516	$15,666,580
Total liabilities	$15,433,402	$470,516	$15,903,918

Stockholders’ deficit
Additional paid-in capital	$41,997,831	$(32,020)	$41,965,811
Currency translation adjustments	$(1,956,046)	$63,037	$(1,893,009)
Accumulated deficit	$(47,154,494)	$(328,026)	$(47,482,520)
Total Stockholders’ deficit	$(7,088,115)	$(297,009)	$(7,385,124)

The impact for the consolidated statement of operations and comprehensive loss for the period ending September 30, 2006, is as follows:

	Nine months ended		Nine months ended
	September 30,		September 30,
	2006	Restatement	2006 Restated
(Increase)/Decrease in revenues, cost of sales
Revenues	$4,835,622	$(241,757)	$4,593,865
Cost of sales	$(2,766,002)	$173,507	$(2,592,495)

Gross profit	$2,069,620	$(68,250)	$2,001,370

(Increase)/Decrease in operating expenses
General and administrative expenses	$3,932,100	$29,770	$3,961,870
Total operating expenses	$8,613,398	$29,770	$8,643,168

(Increase)/Decrease in other income/(expenses)
Interest expense	$(1,629,665)	$1,017,861	$(611,804)
Loan penalty expense	$—	$(1,242,400)	$(1,242,400)
Total other income/(expense)	$(1,678,970)	$(224,539)	$(1,903,509)
Net loss	$(8,222,748)	$(322,559)	$(8,545,307)

Earnings per share	$(0.34)	$(0.01)	$(0.35)

The restated numbers have been included in the consolidated statement of operations.

The restated numbers have been included in the consolidated statement of operations.
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
NOTE C — GOING CONCERN UNCERTAINTY
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2006, the Company had an accumulated deficit of approximately $47.5 million, a shareholders’ deficit of approximately $7.4 million and a working capital deficit of approximately $12.9 million. During the nine months ended September 30, 2006, the Company incurred a net loss and negative operating cash flows of approximately $8.5 million and $3.4 million, respectively. During the fourth quarter of 2006, these trends have continued. Further, the Company is currently negotiating the terms of its bank line of credit and certain shareholder loans. These conditions raise uncertainties about the Company’s ability to continue as a going concern.
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

September 30, 2006:	$1.26580
September 30, 2005:	$1.20640
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
2. Software development costs
Capitalized software development costs include payments made in the form of milestone payments to independent software developers under development agreements, as well as direct costs incurred for internally developed products. The Company accounts for software development costs in accordance with SFAS No. 86 — “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. At each balance sheet date, the Company evaluates the recoverability of capitalized software costs based on undiscounted future cash flows and charges to operations any amounts that are deemed unrecoverable. During the three and nine months ended September 30, 2006, the Company recognized impairment charges of approximately $785,000 and $1,123,000, respectively. During the three and nine months ended September 30, 2006, the Company recognized amortization charges of approximately $708,000 and $537,000 respectively.
The Company’s agreements with third-party developers generally provide it with exclusive publishing and distribution rights and require it to make advance payments that are recouped against royalties due to the developer based on the contractual amounts of product sales, adjusted for certain costs.
3. Earnings (loss) per share
SFAS No. 128, “Earnings Per Share”, requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.
Unexercised stock options to purchase 540,000 and 40,000 shares of the Company’s common stock as of September 30, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise of the stock options would be anti-dilutive to earnings per share.
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
NOTE E — BANK LINE OF CREDIT AND SHORT-TERM DEBT
Bank line of credit
On March 10, 2006, the Company entered into a credit facility with ABN-AMRO Bank N.V. in the amount of €1,250,000, or approximately $1.6 million. This credit facility bears interest at 7.0% and was due on October 15, 2006. As the credit facility is in default, the Company is currently negotiating extension of the repayment terms. Under the terms of this credit facility, the Company entered into a negative pledge arrangement on the Intellectual Property owned by the Company. Additionally, the Company’s CEO Mr. Willem M. Smit has issued a personal guarantee to ABN AMRO Bank N.V. for this credit facility.
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
NOTE F — OTHER ACCRUED LIABILITIES
As of September 30, 2006, other accrued liabilities can be specified as follows:

Payroll taxes payable	$2,351,187
Loan penalty expense	1,242,440
Accrued interest	375,197
Royalties to be paid	558,886
Deferred Rent	370,703
Accrued wages and related personnel costs	342,934
Board remuneration to be paid	110,758
Other	195,748

$5,547,853

NOTE G — LOANS FROM SHAREHOLDERS
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
Since June 30, 2006, a lender based in Andorra has advanced loans to the Company in an aggregate principal amount of €40,000, or approximately $48,000. These loans bear interest at a rate of 4.0% per annum, and the repayment of the principal and interest was due in August 2006. The Company extended the maturity date of this loan until January 1, 2007 under the same terms and conditions.
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
Loans from a lender based in the Netherlands
The Company entered into three loan agreements with a lender based in the Netherlands, and its director. On June 17, 2006 the company entered into a first agreement (the “First Loan”) pursuant to which the Company borrowed a principal amount of €600,000, or approximately $750,000 from this lender. The First Loan bears compound interest at a rate of 20% per annum, payable at maturity. The repayment of the principal and interest was due on August 17, 2006.
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
On August 16, 2006 the Company entered into a second loan agreement (the “Second Loan”), pursuant to which the Company extended the maturity date of the First Loan to November 1, 2006, and also borrowed an additional principal amount of €1,000,000, or approximately $1,250,000. The second loan bears compound interest at a rate of 20% per annum, payable at maturity. The repayment of the principal and interest was due on October 31, 2006. As a condition to the Second Loan, the Company pledged all the Company’s intellectual property rights (second after the ABN-AMRO credit line) as security and collaterized its accounts receivables to the lender. The Company has the option to extend the maturity date of the First and Second Loan to December 1, 2006, provided that the Company shall pay a total amount of principal and interest of €1,600,000, or approximately $2 million on the extended maturity date plus an amount of €1,600,000, or approximately $2 million as premium. In addition, the Company has the option to further extend the maturity date of the First and Second Loan beyond December 1, 2006, as discussed below.
Concurrent with entering into the second loan agreement the Company issued to this lender warrants convertible into 400,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The warrants, fair valued at $0.017 may be exercised starting on November 1, 2006 and expire on October 31, 2009. A liability and debt discount of $6,800 has been recorded associated with these warrants as these warrants were issued as collateral until October 31, 2006. In accordance with the Second loan, the warrants would be returned to the Company for consideration of 500,000 or approximately $ 625,000 if received by October 31, 2006.
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
Concurrent with entering into the second and third loan agreement the Company issued to this lender warrants convertible into 500,000 shares of the Company’s common stock at an exercise price of $3.50 per share. The warrants, fair valued at $0.004 per warrant, may be exercised starting on November 1, 2006 and expire on October 31, 2009. A liability and debt discount of $2,000 has been recorded associated with these warrants as these warrants were issued as collateral until October 31, 2006. In accordance with the Second loan, the warrants would be returned to the Company for consideration of 500,000 or approximately $ 625,000 if received by October 31, 2006.
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
Loans from shareholder at September 30, 2006 are comprised of the following:

Loan with a lender based in Spain	$632,900
Loan with a lender based in the Netherlands	126,580
Loan with a lender based in Andorra	50,632
Loan with a lender based in the Netherlands	3,214,599

4,024,711
Less: unamortized debt discount	(8,800)

Loans from shareholder, less unamortized debt discount	$4,015,911

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

NOTE I — SHAREHOLDER’S EQUITY TRANSACTIONS
Common stock
On January 31, 2006, the Company exchanged 38,586 shares of its common stock to an accredited investor based in the Netherlands for the repayment of a loan payable in the amount of approximately $ 96,000, or approximately $2.50 per share. The exchange was made pursuant to the terms of a Subscription Agreement, dated as of January 31, 2006, which agreement contained confidentiality and non-disclosure agreements and covenants. Furthermore, on February 12, 2006, the Company sold 72,462 shares of its common stock to this investor at $2.50 per share for a total cash consideration of $181,155. These sales were made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that the sense that they are marked with a legend with reference to Rule 144. The Company did not utilize an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with this sale.
Concurrent with the January 31, 2006 debt conversion, the Company issued warrants convertible into 19,299 shares of the Company’s common stock at a price of $5.00 per share. The warrants, fair valued at $0.305 each, may be exercised starting February 1, 2007 and expire on January 31, 2009. Concurrent with the February 12, 2006 stock sale, the Company issued warrants to purchase 36,243 shares of the Company’s common stock at an exercise price of $5 per share. These warrants may be exercised starting February 1, 2007 and expire on January 31, 2009.
On January 31, 2006, the Company sold 184,178 shares of its common stock to an accredited investor based in the Netherlands at $2.50 per share for a total cash consideration of $460,445. The sale was made pursuant to the terms of a Subscription Agreement, dated as of January 31, 2006. This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that the sense that they are marked with a legend with reference to Rule 144. The Company did not utilize an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with this sale.
Concurrent with the January 31, 2006 stock sale, the Company issued warrants to purchase 92,089 shares of the Company’s common stock at an exercise price of $5.00 per share. The warrants may be exercised starting on February 1, 2007 and expire on January 31, 2009.
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
On March 17, 2006, the Company sold 30,000 shares of its common stock to a third accredited investor based in the Netherlands at $4.00 per share for total cash consideration of approximately $120,000. The sale was made pursuant to the terms of a Subscription Agreement, dated as of March 28, 2006, This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that the sense that they are marked with a legend with reference to Rule 144. The Company did not utilize an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with this sale.Concurrent with the third March 17, 2006 stock sales, the Company issued to warrants to purchase 15,000 shares of common stock at an exercise price of $5.00 per share. These warrants may be exercised starting on March 1, 2007 and expire on February 28, 2009.
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
Concurrent with the June 1, 2006 stock sales, the Company issued warrants to purchase 128,000 shares of common stock at an exercise price of $5.00 per share. The warrants may be exercised starting on June 2, 2007 and expire on June 1, 2009. The weighted average exercise price of all issued and outstanding warrants at September 30, 2006 is approximately $5.00.
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
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based payment” (SFAS No. 123R”), that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for either equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R eliminates the ability to account for share-based compensation transactions, as the Company formerly did, using the intrinsic value method as prescribed by Accounting Principles Board (“APB”), Opinion No. 25, “Accounting for Stock Issued to Employees”, and generally requires that such transactions be accounted for using a fair-value-based method and recognized as an expense in the Company’s Consolidated Statements of Operations.
The implementation of SFAS No. 123R has the following effect on the statement of operations for the three and nine months period ended September 30, 2006:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Net loss before stock option expense	$(4,498,662)	$(8,359,160)
Less stock option expense	81,358	186,147

Net loss as reported	$(4,580,020)	$(8,545,307)

The following table illustrates the effect on the net loss and loss per share as if the Company had applied the fair value recognition provisions of FAS No. 123R for the three and nine months ended September 30, 2005.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005 (restated)	2005 (restated)
Net loss applicable to common shareholders, as reported	$(1,268,505)	$(3,943,386)
Deduct: total stock-based compensation expense under fair Value method for awards, net of related tax effect	(2,315)	(2,315)

Net loss applicable to common shareholders, pro forma	$(1,270,820)	$(3,945,701)

Loss per share:
Basic and diluted loss, as reported	$(0.05)	$(0.17)
Basic and diluted loss, pro forma	$(0.05)	$(0.17)

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
Other matters
In the second quarter of 2006, the Company received termination notices from Rebellion Interactive Ltd and Rival Technologies LLC for development and license of PRISM. Currently the Company is in discussion with both parties to agree on new terms for the development and license of PRISM. As of September 30, 2006, an amount of approximately $500,000 has been capitalized for this title. An amount of approximately $ 235,000 has been expensed due to impairment.
NOTE L —SUBSEQUENT EVENTS
On October 13, 2006, the Company signed a settlement agreement with TDK Recording Media Europe S.A. related to the economic effects of a delayed delivery of “Gold Master” media for duplication and the subsequent delayed releases on the market of the video games “World Racing 2”, “Knights of the Temple II” and “Gene Troopers” for both the European and North American markets. The liability for this settlement has been reflected in the Company’s financial statements since the earliest measurement date in accordance with the terms and conditions of the original contract. The Company is currently in breach of the provisions of the settlement agreement but in ongoing discussions to fix a payment plan under the settlement.

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

Release Schedule

Expected release
Game	Studio	Platform	date to retail
Completed Games
Alpha Black Zero	Khaeon (NL)	PC	Released
Airborne Troops	Widescreen Games (F)	PS2, PC	Released
Cyclone Circus	Playlogic Game Factory (NL)	PS2	Released
Xyanide	Overloaded (NL)	Mobile Phones	Released
World Racing 2	Synetic (D)	PS2, Xbox, PC	Released
Knights of the Temple 2	Cauldron (SK)	PS2, Xbox, PC	Released 1
Gene Troopers	Cauldron (SK)	PS2, Xbox, PC	Released 1
Xyanide	Playlogic Game Factory (NL)	Xbox	Released
Age of Pirates: Caribbean Tales	Akella (Russia)	PC	Released

Under Development
Ancient Wars: Sparta	World Forge (Russia)	PC	Q1 2007
Infernal	Metropolis	PC	Q1 2007
Xyanide Resurrection	Playlogic Game Factory (NL)	PSP	Q1 2007
Age of Pirates: Captain Blood	Akella	PC & Next Gen	Q2/Q3 2007
Red Bull Break Dance Game	JGI Games	Various	Q3 2007
Infernal	Metropolis	Next Gen	Q3/Q4 2007 2
Voodoo Nights	Mindware	PC & Next Gen	Q4 2007 2
P.R.I.S.M. — Threat Level: Red	Rebellion (UK)	PC	To be announced

1	Released in Europe only.

2	Final decision on Next Generation options to be made.
The following planned release dates were postponed:
The release of Infernal and Ancient Wars: Sparta has been postponed, following distribution contract negotiations.
Currently Playlogic is mainly focusing on PC titles. Some major publishers have posted higher losses than the previous year recently. These losses are primarily caused by their high investments in games for the next generation consoles. Playlogic has intentionally focused on publishing PC titles during the transition period, since the installed base of the Xbox 360 is too low for Playlogic to make sufficient return on investments. Playlogic intends to start publishing for the next generation consoles in the second half of 2007.
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
Restatements
The following discussion and analysis gives effect to the restatements described in Note B to the unaudited consolidated financial statements for the quarterly period ended September 30, 2006 contained in this report. Accordingly, certain of the data set forth in this section are not comparable to discussions and data in our previously filed quarterly report for corresponding period. The unaudited consolidated balance sheet as of September 30, 2006 , the unaudited consolidated statement of operations for the three and nine ended September 30, 2006 and the consolidated statements of cash flows for the nine months ended September 30, 2006, present the effect of changes in our unaudited consolidated financial statement caused by the restatements.
Results of Operations
Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005.
     Net sales.
Net sales for the three months ended September 30, 2006 were $1,461,194 as compared to $542,579 for the three months ended September 30, 2005. This represents an increase of $918,615, which is mainly due to the release of the PC game Age of Pirates: Caribbean Tales.
     Net sales for the nine months ended September 30, 2006 were $4,593,865 as compared to $1,288,361 for the nine months ended September 30, 2005. The significant increase of $3,305,504 can be explained by the release of four new games since the end of 2005 and partly by the revenues derived from a third party development contract between Playlogic and Sony.
     Gross Profit.
Gross profit totaled $796,612 for the three months ended September 30, 2006. For the three months ended September 30, 2005, gross profit totaled $336,380. This represents an increase of $460,232 and is related to increase in revenues.
     Gross profit totaled $2,001,370 for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, gross profit totaled $936,534. This represents an increase of $1,064,836 and this increase was caused by the increase in revenues

     Selling, Marketing, General and Administrative Expenses.
Selling, marketing, general and administrative expenses totaled $1,500,615 for the three months ended September 30, 2006. For the three months ended September 30, 2005, selling, general and administrative expenses totaled $1,298,608. This represents an increase of $202,007. This increase is in line with the growth of the company, the current line-up and related cost of personnel.
     Selling, marketing, general and administrative expenses totaled $5,030,264 for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, selling, general and administrative expenses totaled $3,653,260. This represents an increase of $1,377,004. This increase in selling, general and administrative is in line with the growth of the company, the current line-up and related cost of personnel. Next to that in 2006 company had additional costs related to its efforts to get a NASDAQ listing.
     Research and Development.
Research and development expenses totaled $975,810 for the three months ended September 30, 2006. For the three months ended September 30, 2005, research and development totaled $(3,322). This represents an increase of $979,132. This increase is due to the fact that a lower portion of our research and development expenses was capitalized. Additional capitalization has not been considered given our estimated conservative prognoses for recoverability. An amount of $1,123,439 has been written off due to impairment of capitalized research and development expenses.
Research and development expenses totaled $2,262,975 for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, research and development totaled $474,323. This represents an increase of $1,788,652. This increase is due to the above mentioned reasons.
     Interest expense.
Interest expense totaled $439,715 for the three months ended September 30, 2006. For the three months ended September 30, 2005, interest expense totaled $59,477. The increase in interest expense of $380,238 was related to the bank line of credit and several short term loans of which the terms are disclosed in item 5 of this document and also includes a non cash interest charge of $123,000 representing the fair value of warrants issued in conjunction with debt. Furthermore, in other income and expense, as a separate line, an amount of $1,242,400 is included relating to bonus interest of bridge loans.
Interest expense totaled $611,804 for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, interest expense totaled $256,297. The increase in interest expense of $355,507 was related to the bank line of credit and several short term bridge loans for which the terms are disclosed in item 5 of this document and also includes a non cash interest charge of $123,000 representing the fair value of warrants issued in conjunction with debt.
     Net Loss.
Our net loss was $4,580,020 for the three months ended September 30, 2006. For the three months ended September 30, 2005, net loss totaled $1,268,505.The increase of the net loss of $3,311,515 is related to the individual factors discussed above.
     Our net loss was $8,545,307 for the nine months ended September 30, 2006. For the nine months ended September 30, 2005, net loss totaled $4,556,320. This represents an increase of $3,988,987. The increase of the net loss is related to the individual factors discussed above.
     Other comprehensive income.
Other comprehensive income represents the change of the Currency Translation Adjustments balance during the reporting period. The Currency Translation Adjustments balance that appears in the stockholders’ equity section is cumulative in nature and is a consequence from translating all assets and liabilities at current rate whereas the stockholders’ equity accounts are translated at the appropriate historical rate and revenues and expenses being translated at the weighted-average rate for the reporting period. The Change in currency translation adjustments was $364 for the three months ended September 30, 2006 and $2,252,114 for the three months ended September 30, 2005.
     The change in currency translation adjustments was $(460,639) for the nine months ended September 30, 2006 and $3,945,130 for the nine months ended September 30, 2005.
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
     A material weakness exists as of Sept 30, 2006, with regard to the fact that the Chief Executive Officer has on occasion entered into financing transactions prior to obtaining the approval of the Board of Directors. On one occasion, a financing transaction was later modified to address objections raised by the outside Directors, and certain provisions of the initial agreement were modified or eliminated in order to overcome these objections.

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

PART II. OTHER INFORMATION
Item 6. Exhibits.
The exhibits are listed in the Exhibit Index appearing on the after the signature page.

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