Form 10KSB
period 2006-12-31
PLAYLOGIC ENTERTAINMENT INC
filed 2007-04-17
CIK 1141590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2006

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [ ] Yes       [X] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ]

The Issuer's revenues for its most recent fiscal year were $5,042,517

As of April 13, 2007, 25,766,893 shares of the Issuer's $0.001 par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates was approximately $16,748,480 based upon a closing bid price on April 13, 2007 of $0.65 per share of common stock on the Over-The-Counter Bulletin Board.

As of April 16, 2007 the registrant has shares of common stock outstanding. As of April 16 2006, no shares of preferred stock were outstanding.

PLAYLOGIC ENTERTAINMENT ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

PART I
ITEM 1. BUSINESS

Caution Regarding Forward-Looking Information

Certain statements contained in this Annual Report including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.
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
On June 30, 2005, we entered into a share exchange agreement with Playlogic International N.V. and Playlogic International's shareholders whereby all of the Playlogic International shareholders exchanged all of their ordinary shares (which are substantially similar to shares of common stock of a U.S. company) and priority shares (which are substantially similar to shares of preferred stock of a U.S. company) of Playlogic International for 21,836,924 shares of our common stock. Pursuant to the share exchange agreement, the former shareholders of Playlogic International received approximately 91.0% of our outstanding common stock. Of the 21,836,924 shares of Playlogic Entertainment issued in the share exchange, 1,399,252 were placed in escrow with the Company’s stock transfer agent, Securities Transfer Corporation, as escrow agent. Following review by our auditors and our filing of the financial statements of the first quarter of 2006 these 1,399,252 shares in escrow were released to Halter Financial Group, Inc. and its affiliates or their assigns.
On August 2, 2005, Donar Enterprises Inc. merged with and into a wholly owned subsidiary named Playlogic Entertainment, Inc. In connection with the merger, Donar's name was changed to Playlogic Entertainment, Inc. Playlogic Entertainment, Inc. was formed specifically for the purpose of effecting the name change.

In this annual report, "Playlogic Entertainment," the "Company," "we," "us" and "our" refer to Playlogic Entertainment, Inc. and, unless the context otherwise indicates, our subsidiary Playlogic International N.V. and/or its subsidiary Playlogic Game Factory B.V.

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

General Overview

Playlogic is a publisher of interactive entertainment products, such as video game software and other digital entertainment products. We publish for most major interactive entertainment hardware platforms, like Sony’s PlayStation 3,and Playstation2, Microsoft’s Xbox 360 and Nintendo’s Wii, PCs and handheld devices (such as Nintendo DS, and PSP) and mobile devices.
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

Various studios throughout the world develop games which we publish. One of these studios is our subsidiary, Playlogic Game Factory B.V., located in The Netherlands. Other independent studios in various countries develop our games under development contracts. These development contracts generally provide that we pay the studio an upfront payment, which is an advance on future royalties, earned, and a payment upon achievement of various milestones. In addition, we license the rights to our existing titles to other studios who then develop those titles for other platforms.

Different studios and developers frequently contact us requesting financing and publishing of their games. We evaluate each of these offers based on several factors, including sales potential (primarily based on past performance by the studio or developer), technology used, track record and human resources of the studio, game play, graphics and sounds.

We select which games we develop, based on our analysis of consumer trends and behavior and our experience with similar or competitive products. Once we select a game to develop, we then assign a development studio, based upon its qualifications, previous experience and prior performance. Once developed, we distribute our games worldwide through existing distribution channels with experienced distributors. We generally aim to release our titles simultaneously across a range of hardware formats in order to spread development risks and increase and increase with a minimum augmentation in development time and resources.

We believe that greater online functionality and the expanded artificial intelligence capabilities of the new platforms will improve game play and help our industry grow. In addition, according to DFC Intelligence, new sales potential, revenue opportunities from wireless gaming, online console gaming, and in-game advertising are expected to grow from $1 billion in 2005 to $5 billion in 2009.

Industry Overview

Over the past two decades, the video game industry has advanced and become a valuable contributor to the entertainment consumption business. The estimated break-down of gamers in US households is 61% male and 39% female, with 47% of gamers between 13 and 24 years old, 30% between 25 and 39 years old; and 23% over 40 years old.

Worldwide, the video game market is projected to increase from $26.2 billion in 2004 to $46.5 billion in 2010, growing at an 11.4 percent compound annual rate. Asia Pacific, currently the largest market at $9.6 billion in 2004, is projected to maintain its dominance, growing at a 12.3 percent compound annual rate through 2010 to reach $17.4 billion. The United States has the second largest market and is expected to grow from $8.4 billion in 2005 to $13.0 billion in 2010, an 8.9 percent compounded annual according to Company Annual Reports of Crandell & Sidak
The video game market reflects consumer spending on console games (including handheld games), personal computer (PC) games, online games, and wireless games. The category excludes spending on the hardware and accessories used to play the games.
The launch of the Nintendo Wii and Sony PlayStation 3, the gaming industry had a record-breaking year in 2006. According to NPD Group's industry tracking sales figures, overall profits are up 19 percent, and the combined hardware, software, and accessories sales reached $12.5 billion in the U.S. alone, making it the highest grossing year in the video game industry to date.

Market Trends - Worldwide

In the U.S. wireless games will experience the fastest rate of growth, increasing from $646 million in 2005 to $2.3 billion in 2010, a 28.6 percent compound annual increase. In EMEA the online game market will be driven by increased penetration of the broadband subscriber market as well as by the new consoles, which will emphasize online play. In the Asia Pacific region online games became the second-largest category in 2005, passing the PC game total, and will increase by 23.0 percent compounded annually, reaching $4.4 billion in 2010 as compared with $1.6 billion in 2005.As a result of lack of competition from the newer online and wireless technologies, PC games are relatively more important in Latin America and are not exhibiting the declines evident elsewhere in the world. Canada has one of the highest broadband penetration rates in the world, spurring growth in the online game segment, according to the 2006 report commissioned by the Entertainment Software Association exam
Console Installed Base

Since the introduction of PlayStation 2 in 2000, the console has sold over 100 million units worldwide according to games industry. biz. The PlayStation 3 has been introduced to the market in the second half of 2006. Microsoft introduced its next generation console, the Xbox 360, in November 2005.

Microsoft’s Xbox360 has sold more than 10 million units so far. Sony sold almost 3 million units of its Playstation 3.Nintendo’s next generation console, called ‘Wii’ has been sold more than 6 million units so far. Wed bush Morgan Securities expects next generation hardware shipments through the end of 2007 will reach 46 million units in the U.S. and Europe.

Nintendo Dual Screens (‘Nintendo DS’) and PlayStation Portable (‘PSP’) were both successfully introduced to the market. The sales volume of the Nintendo DS reached 13 million units by January 1, 2006, and PSP reached the sales volume of 10 million units by the end of October 2005.

PC Games

Playlogic will continue its focus on PC games because in comparison to next generation consoles, PC games are less expensive to develop and address a much wider target audience. Furthermore Playlogic will focus on handheld games, because of the large big installed base, Nintendo especially of the DS. Playlogic will continue development of PlayStation2 titles, because of their large installed base of over 100 million units.

Consumer Facts

Thirty percent of most frequent game players are under eighteen years old while twenty-six percent of most frequent game players are between 18 and 35 years old. Forty-four percent of most frequent game players are over 35 years old. Forty percent of most frequent console game players are under eighteen years old while thirty-five percent of most frequent game players are between 18 and 35 years old. Twenty-five percent of most frequent console game players are over 35 years old. Thirty-eight percent of game players are women. Women age 18 or older represent a significantly greater portion of the game-playing population (30%) than boys age 17 or younger (23%).The average adult woman plays games 7.4 hours per week.  The average adult man plays 7.6 hours per week. Though males spend more time playing than do females, the gender/time gap has narrowed significantly.  Whereas in 2003, males spent an average of 18 more minutes a day playing games than did their female counterparts, in 2004 they spent only six minutes more each day doing so.  Females spend an average of two hours more per week playing games now than they did a year ago. Forty-four percent of most frequent game players say they play games online, up from 31% in 2002.
We believe the demographics of game players will widen, and be a major source of the growth of the industry. The first generation gamers are now in their 30s and are still playing games and new consumers enter the market, including children at the age of 6 to 8 and an increasing number of women players.

Release Overview

Expected release
Game	Studio	Platform	date to retail
Completed Games
Alpha Black Zero	Khaeon (NL)	PC	Released
Airborne Troops	Widescreen Games (F)	PS2, PC	Released
Cyclone Circus	Playlogic Game Factory (NL)	PS2	Released
Xyanide	Overloaded (NL)	Mobile Phones	Released
World Racing 2	Synetic (G)	PS2, Xbox, PC	Released
Knights of the Temple 2	Cauldron (SK)	PS2, Xbox, PC	Released 1
Gene Troopers	Cauldron (SK)	PS2, Xbox, PC	Released 1
Xyanide	Playlogic Game Factory (NL)	Xbox	Released
Age of Pirates: Caribbean Tales	Akella (Russia)	PC	Released
Infernal	Metropolis (Poland)	PC	Released2

Under Development
Ancient Wars: Sparta	World Forge (Russia)	PC	Q2 2007
Xyanide Resurrection	Playlogic Game Factory (NL)	PSP	Q2 2007
Evil Days Of Luckless John	3A Entertainment (Great Britain)	PC	Q2 2007
Xyanide Resurrection	Playlogic Game Factory (NL)	PS2	Q3 2007
Obscure 2	Hydravision (F)	PC	Q3 2007
Obscure 2	Hydravision (F)	PS2	Q3 2007
Obscure 2	Hydravision (F)	Wii	Q3 2007
Officers	GFI (Russia)	PC	Q3 2007
Age of Pirates:CT the Sequel	Akella (Russia)		Q3 2007
Age of Pirates: Captain Blood*	Akella (Russia)	PC	Q4 2007
Age of Pirates: Captain Blood*	Akella (Russia)	Xbox360	Q4 2007
Aggression 1914	Buka (Russia)	PC	Q4 2007
Manhunter*	L’Art/PLGF	PC	Q4 2007
Collapse	Buka (Russia)	PC	Q1 2008
Red Bull Break dancing	TBC	TBC	TBC
Infernal 2	Metropolis (Poland)	TBC	TBC
Infernal	Metropolis (Poland)	Wii	TBC
_______________

1   Released in Europe only.
2   Final decision on Next Generation options to be made.
*  working title

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

Material agreements

We entered into the following material agreements in the fiscal year ended December 31, 2006:

Macrovision agreement. On February 21 2006, we signed an agreement with Macrovision’s Trymedia Games division for the digital distribution of Playlogic’s entertainment products. As a leading secure digital distribution services provider and operator of the world's largest distribution network for downloadable games, Macrovision will distribute selected Playlogic products on its network. Playlogic will also incorporate the Trymedia technology into their recently re-launched website www.playlogicgames.com, offering customers easy and secure access to some of its latest game releases, as well as the option to try-before-you-buy selected titles. The agreement illustrates Playlogic’s strategically focus on digital distribution in the future.

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

Age of Pirates agreement . On July 7, 2006 we signed a worldwide licensing and distribution agreement with Atari to distribute our game Age of Pirates: Caribbean Tales throughout Europe, the US and Asia. This game has been released in Europe in September 2006 and in North America.

PSP license On October 11, 2006 Sony Computer Entertainment Europe, based in London, licensed us as official PSP® publisher.

Sony agreement On October 25, 2006 we signed an extension on our cooperation agreement dated March 1, 2006 with Sony Computer Entertainment Europe Limited (SCEE).

Eidos agreement. On December 4, 2006 we signed an agreement with Eidos Interactive Plc. for Eidos to worldwide distribute our PC titles “ Infernal” and Ancient Wars: Sparta” in the first quarter and second quarter of 2007..

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
We seek to increase sales and maximize profit potential of all our games by reducing the wholesale and recommended retail prices of our products at various times during the life of a product. Price reductions may occur at anytime in a product's life cycle, but we expect they will typically occur six to nine months after a product's initial launch. We also employ various other marketing methods designed to promote consumer awareness and sales, such as attendance at trade and consumer shows, and we intend to organize in-store promotions, point of purchase displays and co-operative advertising.
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

We have an advantage over our competitors concerning digital distribution; we do not have our own physical distribution network. Therefore we can easily switch to digital distribution, whereas our peers need to use its existing physical distribution network as well. For instance, the agreement we signed in February 2006 with Macrovision illustrates Playlogic’s strategic focus on digital distribution in the future. We signed the agreement with Macrovision’s Trymedia Games division for the digital distribution of Playlogic’s entertainment products. As a leading secure digital distribution services provider and operator of the world's largest distribution network for downloadable games, Macrovision will distribute selected Playlogic products on its network. We will also incorporate the Trymedia technology into our recently re-launched website www.playlogicgames.com, offering customers easy and secure access to some of its latest game releases, as well as the option to try-before-you-buy selected titles.

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

We own or have licensed trademarks and copyrights of the following games:

		Games	Platform	Area
1.		Alpha Black Zero	PC	Worldwide
2.		Airborne Troops	PS2	Worldwide
			PC	Worldwide
3.	a.	Xyanide Resurection	PSP	Worldwide
	b.	Xyanide Mobile	Mobile Phones	Worldwide
4.		Cyclone Circus	PS2	Worldwide
5.		World Racing 2	PS2	Worldwide
			Xbox	Worldwide
			PC	Worldwide
6.		Knights of the Temple 2	PS2	Worldwide
			Xbox	Worldwide
			PC	Worldwide
7.		Gene Troopers	PS2	Worldwide
			Xbox	Worldwide
			PC	Worldwide
8.		Age of Pirates: Caribbean Tales	PC	Worldwide (1)
9		Ancient Wars: Sparta	PC	Worldwide (2)
10.		Age of Pirates Captain Blood	PC	Worldwide (3)
11.		Infernal	PC	Worldwide (4)
12.		Evil days of Luckless John	PC	Worldwide
13.		Obscure2	PC,PS2,Wii	Worldwide
_____________

(1) Excluding former USSR, Poland, Check, Slovak and South Africa
(2) Excluding former USSR
(3) Excluding former USSR, Poland, Czech, Slovak and South Africa
(4) Excluding Japan, former USSR

Employees

As of December 31, 2006, we employed 63 full-time employees and 2 part-time employees. All of our employees are based in the Netherlands and have executed employment agreements with us, which are governed by the law of the Netherlands. Substantially all of the employment contracts are running for an indefinite period of time. As to the senior executives mentioned under Item 10, the Company may terminate the employment upon a six-month notice, and a senior executive may terminate the employment upon a three-month notice. As to non-executive employees, the Company may terminate the employment upon a two-month notice, and the employee may terminate the employment upon a one-month notice. We are obliged to continue to pay base salary and fringe benefits to our employees during the notice period. We typically pay an annual base salary and allow our staff certain benefits. Our employees are entitled to 26 vacation days a year. 23 of our employees are entitled to a company car. Two of our senior non-Dutch executives are entitled to receive allowances for housing, and home leave travel cost. With the exception of the disclosures made under Item 10, we did not grant any bonuses during 2005. Under Dutch law, we are obliged to pay the employees in the event of illness 100% of base salary from the first day of illness reporting for a maximum period of 52 weeks, calculated from this first day of illness. After the lapse of the period of 52 weeks, we pay 70% of the base pay during a period with a maximum of 52 weeks counted from the first day of the 53rd week following the date of illness reporting. We currently do not have any pension plan or other retirement schedule. The costs associated with employer’s contribution to the Dutch social security system are per employee in the range of 15% of annual base pay.

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

We had net consolidated losses of $.13, 456,418 .in 2006, $8,567,942 in 2005, $22,095,677 in 2004, $7,657,536 in 2003 and $2,199,945 in 2002. The net consolidated losses of $22,095,677 in 2004 included a one-time expense of $9,824,400 related to the grant of options to some of our shareholders in 2004.

Although we expect to be profitable in the future, we may never achieve profitability. If we do achieve profitability, we may not be able to maintain profitability on a consistent basis. The report of Playlogic's independent auditors on Playlogic International's December 31, 2006 financial statements included an explanatory paragraph indicating there is substantial doubt at year end 2006 about Playlogic's ability to continue as a going concern.

WE ARE DEPENDENT ON FINANCING BY THIRD PARTIES, AND IF WE ARE NOT ABLE TO OBTAIN THE NECESSARY FINANCING FOR OUR OPERATIONS, OUR BUSINESS WILL BE SIGNIFICANTLY HARMED, AND WE MAY NEED TO CEASE OPERATIONS.

We expect that our current cash balance and cash generated from operations will be sufficient to cover our working capital costs through the first quarter of 2007. We will need to obtain additional financing from third parties. We expect our capital requirements to increase over the next several years as we continue to develop new products, increase marketing and administration infrastructure, and embark on in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the cost of hiring and training production personnel who will produce our titles, the cost of hiring and training additional sales and marketing personnel to promote our products, and the cost of hiring and training administrative staff to support current management. If we do not obtain the necessary financing in the future, we may need to cease operations.

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

For the year ended December 31, 2006, two titles, Age of Pirates Caribbean Tales and World Racing 2accounted for approximately 60% of our revenues. For the year ended December 31, 2005, three titles, World Racing 2, Gene Troopers, Knights of the Temple 2 accounted for approximately 60% of our revenues. For the year ended December 31, 2004, one title, Alpha Black Zero accounted for 100% of our revenues. We did not have any revenue in 2003 or 2002. Our future titles may not be commercially viable. We also may not be able to release new titles within scheduled release times or at all. If we fail to continue to develop and sell new, commercially successful titles, our revenues and profits may decrease substantially and we may incur losses.

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

When new console platforms are announced or introduced into the market, consumers typically reduce their purchases of game console entertainment software products for current console platforms in anticipation of new platforms becoming available. During these periods, sales of our game console entertainment software products can be expected to slow down or even decline until new platforms have been introduced and have achieved wide consumer acceptance. Each of the three current principal hardware producers launched a new platform in recent years. Sony made the first shipments of its PlayStation2 console system in North America and Europe in the fourth quarter of calendar year 2000. Microsoft made the first shipments of its Xbox console system in North America in November 2001 and in Europe and Japan in the first quarter of calendar 2002. Nintendo made the first shipments of its GameCube console system in North America in November 2001 and in Europe in May 2002. Additionally, in June 2001, Nintendo launched its Game Boy Advance hand-held device. Most recently, in late 2004 Sony introduced its hand-held gaming device, PlayStation Portable and Nintendo introduced its Nintendo Dual Screen. The next hardware transition cycle commenced in late 2005 and will continue in 2006. Microsoft introduced its Xbox 360 in November 2005. Sony’s PlayStation 3 has been introduced during the second half of 2006 and Nintendo’s Wii was introduced in November 2006. Delays in the launch, shortages, technical problems or lack of consumer acceptance of these platforms and next generation platforms could adversely affect our sales of products for these platforms.

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

Generally, when we develop interactive entertainment software products for hardware platforms offered by Sony, Nintendo or Microsoft, the products are manufactured exclusively by that hardware manufacturer or their approved replicator. We pay a licensing fee to the hardware manufacturer for each copy of a product manufactured for that manufacturer's game platform.

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

We have devoted and will continue to devote significant development and marketing resources on products designed for new-generation video game systems, such as Xbox 360 and PlayStation 3. If PlayStation 3 and/or Xbox 360 do not achieve wide acceptance by consumers or Sony/Microsoft is unable to ship a significant number of PlayStation 3/Xbox 360 units in an timely fashion, or if our titles fail to sell through, we will have spent a substantial amount of our resources for this platform without corresponding revenues, which would have a material adverse effect on our business, operating results and financial condition.

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

Our sales returns and allowances for the year ended December 31, 2006 were $0. If return rates for our published titles significantly exceed our estimates, our operating results will be materially adversely affected.

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

WE MAY BE BURDENED WITH PAYMENT DEFAULTS AND UNCOLLECTIBLE ACCOUNTS IF OUR DISTRIBUTORS OR RETAILERS CANNOT HONOR THEIR CREDIT ARRANGEMENTS WITH US.

Distributors and retailers in the interactive entertainment software industry have from time to time experienced significant fluctuations in their businesses and a number of them have failed. The insolvency or business failure of any significant retailer or distributor of our products could materially harm our business and financial results. We typically make sales to most of our retailers and some distributors on unsecured credit, with terms that vary depending upon the customer's credit history, solvency, credit limits and sales history, as well as whether we can obtain sufficient credit insurance. Although, as in the case with most of our customers, we have insolvency risk insurance to protect us against our customers' bankruptcy, insolvency or liquidation, this insurance contains a significant deductible and a co-payment obligation and the policy does not cover all instances of non-payment. In addition, although we maintain a reserve for uncollectible receivables, the reserve may not be sufficient in every circumstance. As a result, a payment default by a significant customer could significantly harm our business and financial results.

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

OUR EXPANSION MAY STRAIN OUR OPERATIONS.

We have expanded through internal growth and acquisitions of titles, which has placed and may continue to place a significant strain on our management, administrative, operational, and financial and other resources. We intend to release a number of titles on current and new platforms. Furthermore, we have expanded our publishing and distribution operations, increased our advances to developers and manufacturing expenditures, enlarged our work force and expanded our presence on international markets. To successfully manage this growth, we must continue to implement and improve our operating systems as well as hire, train and manage a substantial and increasing number of management, technical, marketing, administrative and other personnel. We may be unable to effectively manage rapidly expanded operations which are geographically dispersed.
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

Sales to our four largest customers accounted for approximately 88% of our revenues for the year ended December 31, 2006. Sales to our three largest customers accounted for approximately 65% of our revenues for the year ended December 31, 2005. Sales to our three largest customers accounted for approximately 95% of our revenues for the year ended December 31, 2004. The loss of our relationships with principal customers or a decline in sales to principal customers could harm our operating results. Atari accounted for 32% or more of the Company’s sales revenues.

RATING SYSTEMS FOR INTERACTIVE ENTERTAINMENT SOFTWARE, POTENTIAL LEGISLATION AND CONSUMER OPPOSITION COULD INHIBIT SALES OF OUR PRODUCTS.

The home video game industry requires interactive entertainment software publishers to provide consumers with information relating to graphic violence or sexually explicit material contained in software titles. Certain countries have also established similar rating systems as prerequisites for sales of interactive entertainment software in such countries. We believe that we comply with such rating systems and display the ratings received for our titles. Our software titles generally receive a rating of "G" (all ages), "E10-Plus" (age 10 and over) or "T" (age 13 and over), although certain of our titles receive a rating of "M" (age 17 and over), which may limit the potential markets for these titles.

In the United States, there have been several legislative proposals that if adopted would result in the regulation of interactive entertainment software, motion picture and recording industries, including a proposal to adopt a common rating system for interactive entertainment software, television and music containing violence and sexually explicit material and an inquiry by the U.S. Federal Trade Commission with respect to the marketing of such material to minors. Consumer advocacy groups have also opposed sales of interactive entertainment software containing graphic violence and sexually explicit material by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns. If any groups were to target our titles, we might be required to significantly change or discontinue a particular title. In addition, certain retailers, such as U.S.-based retailers Wal-Mart Stores Inc., Sears Inc., including its Kmart and Sears’s division, and Target, a division of Dayton Hudson Corporation, have declined to sell interactive entertainment software containing graphic violence or sexually explicit material, which also limits the potential markets for certain of our games. Such restrictions or impairments may also occur in other geographic markets and as a result limit the potential for certain of our games in those markets. Furthermore, because of the content in some of our titles, religious or other advocacy groups could pressure retailers not to sell or carry our titles which could impair marketing or sales efforts with certain retailers and as a consequence limit sales or potential sales for certain of our games in affected areas.

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

We are also exposed to fluctuations in interest rates. As of December 31, 2006 we had a net bank overdraft. An increase of the short-term interest rates could increase the interest expense on our bank overdraft and adversely affecting our financial results.

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

SOME OF OUR EXISTING SHAREHOLDERS CAN EXERT CONTROL OVER US AND MAY NOT MAKE DECISIONS THAT ARE IN THE BEST INTERESTS OF ALL SHAREHOLDERS.

As of December 31, 2006, officers, directors, and shareholders holding more than 5% of our outstanding shares collectively controlled approximately 38% of our outstanding common stock. As a result, these shareholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may harm the market price of our ordinary shares by delaying or preventing a change in control of us, even if a change is in the best interests of our other shareholders.
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
The Company’s management believes that in order to satisfy its working capital requirements through the second quarter of 2007, it will need to obtain additional financing from third parties. If the Company does not obtain any necessary financing in the future, we may need to cease operations. There is no legal obligation for either management or significant shareholders to provide additional future funding. Consequently, there is substantial doubt about our ability to continue as a going concern. We have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to us to allow us to cover the expenses related to such activities.

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
Our offices located at Hoge Mosten 16-24 in Breda are leased by Playlogic Game Factory from Kantoren Fonds Nederland B.V. pursuant to a lease agreement which expired on February 28, 2007. The lease property spans 451 square meters and may only be used as office space. Rent is due on an annual basis and amounts to $123,593 (€90,584) per year. The lease agreement has been rescinded by a court decision as of February 15, 2006. We have recognized an obligation for payments in the amount of $245,592 (€180,000) due on February 28, 2007.

We lease our offices located at Concertgebouwplein 13 in Amsterdam from Mr. Prof. Dr. D. Valerio pursuant to a lease agreement, which expires on March 31, 2012. The lease property spans 260 square meters and may only be used as office space. Payment is due on a quarterly basis and amounts to $81,363 (€59,628.52) per year.

On June 1, 2005, we entered into a lease for new offices at Amstelveenseweg 639-710 in Amstelveen. The move of our offices to this location has been delayed following late commissioning of entrance and elevators. We will start using this office now as from June 2007

The leased premises have 1,500 square meters. The lease amounts to $272.90 (€200) per square meter for rent and $34 (€25) per square meter for service costs. Payment starts December 2006 for 750 square meters, and by January 1, 2007, we will start paying for the remaining 750 square meters. Payment of the service costs for the 750 square meter segment is due immediately upon the start date of the lease agreement (June 1, 2005). Payment is due on a quarterly basis and amounts per January 1, 2007 to $460,514 (€337,497) per year.

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

On March 30, 2007, Fortis Vastgoed B.V. (plaintiff) filed a motion to institute accelerated proceedings against Playlogic International N.V.(defendant)  with the Court of Amsterdam (Kantongerecht) the Netherlands. Fortis claims evacuation of the offices at Amstelveenseweg 639-710 in Amstelveen with immediate effect and damages in the amount of € 142,249 plus € 91,626 for each quarter following April 1, 2007 till the end of the lease term expiring on May 31, 2011 in case Fortis is unable to agree on a lease for the offices with a third party (or approximately $ 187,569 using December 31, 2006 exchange rates) in view of the alleged unlawful non performance by Playlogic under the lease agreement dated June 1, 2005.

Moreover the Company is involved in a number of minor legal actions incidental to its ordinary course of business.

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

No other matter was submitted to a vote of the holders of our common stock during this meeting. During the second half of the fiscal year ending December 31, 2006, no other matters were submitted to a vote of holders of our common stock through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since January 7, 2003, our common stock has been quoted on the Over-the-Counter (“OTC”) Bulletin Board, an electronic stock listing service provided by The NASDAQ Stock Market, Inc., under the symbol PLGC.OB (our symbol had been DNRE.OB from January 2003 until May 2005, and it was DNRR.OB from May 2005 until August 2, 2005).

As of December 31, 2006, there were approximately 370 holders of record of our common stock.

The price range of our common stock during the past two fiscal years is shown below. High and low prices given here refer to the high and low bid quoted on the OTC Bulletin Board. These prices reflect our 1-for-10 reverse stock split effective April 15, 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal 2005	High	Low

First Quarter	$3.10	$1.40
Second Quarter	$4.00	$2.80
Third Quarter	$7.24	$4.30
Fourth Quarter	$5.40	$4.60

Fiscal 2006	High	Low

First Quarter	$5.05	$5.05
Second Quarter	$2.75	$2.50
Third Quarter	$2.20	$2.00
Fourth Quarter	$0,65	$0.65

The source for the high and low closing bids quotations is www.finance.yahoo.com and does not reflect inter-dealer prices. Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have not been adjusted for stock dividends or splits.

In December 2005, we submitted a listing application for the quotation of our shares of common stock on the NASDAQ Capital Market. During the fourth quarter of 2005 we have taken steps necessary to meet NASDAQ listing requirements, including forming an audit committee and compensation committee and appointing additional independent directors to the Board of Directors (see Item 4). We received NASDAQ’s initial comment letter on January 24, 2006. Following a further review by NASDAQ we have decided to withdraw our listing application for the time being. There is no assurance that we will re file our application and there is no assurance that our securities will be listed on the NASDAQ stock market. On January 17, 2007 we announced that we are currently reviewing a potential listing at the London Stock Exchange (AIM).

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

On December 31, 2006, the Company sold 627,016 of its common stock to an accredited investor based in the Netherlands at $1.15 per share for total cash consideration of approximately $721,069. The sale was made pursuant to the terms of a Subscription Agreement, dated as of December 31, 2006. This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that the sense that they are marked with a legend with reference to Rule 144. The Company did not utilize an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with this sale.

Concurrent with the December 31, 2006 stock sales, the Company issued warrants to purchase 313,508 shares of common stock at an exercise price of $2.75 per share. The warrants may be exercised starting on January 1, 2008 and expire on December 31, 2011.

On December 31, 2006, the Company sold 114,660 of its common stock to an accredited investor based in the Netherlands at $1.15 per share for total cash consideration of approximately $131,860. The sale was made pursuant to the terms of a Subscription Agreement, dated as of December 31, 2006. This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that the sense that they are marked with a legend with reference to
Rule 144. The Company did not utilize an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with this sale.

Concurrent with the December 31, 2006 stock sales, the Company issued warrants to purchase 57,331 shares of common stock at an exercise price of $2.75 per share. The warrants may be exercised starting on January 1, 2008 and expire on December 31, 2011.

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
Pursuant to an amendment of the employment agreement with our Chief Financial Officer ad interim dated November 1, 2006 we granted to Mr. Knol, 60,000 options to purchase shares of our common stock at an exercise price of $2.50 per share. A total of 20,000 shares of these options will vest on May 4, 2008, and the remaining options will vest in two equal installments on, May 4, 2009 and May 4, 2010.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2006, information with respect to the Company’s equity compensation.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted-average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	600,000	$ 2.75	--
Total	600 ,000

Issuer Purchase of Equity Securities

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

On August 2, 2005, Donar Enterprises merged with and into a wholly owned subsidiary named Playlogic Entertainment, Inc. In connection with the merger, Donar's name was changed to Playlogic Entertainment, Inc. Playlogic Entertainment, Inc. was formed specifically for the purpose of effecting the name change. When we refer to "Playlogic Entertainment" in this document, we are also referring to our company when it was known as Donar Enterprises, Inc.

Playlogic is a publisher of interactive entertainment products, such as video game software and other digital entertainment products. We publish for most major interactive entertainment hardware platforms, like Sony’s PlayStation 3,and Playstation2, Microsoft’s Xbox 360 and Nintendo’s Wii, PCs and handheld devices (such as Nintendo DS, and PSP) and mobile devices.
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

We select which games we develop, based on our analysis of consumer trends and behavior and our experience with similar or competitive products. Once we select a game to develop, we then assign a development studio, based upon its qualifications, previous experience and prior performance. Once developed, we distribute our games worldwide through existing distribution channels with experienced distributors. We generally aim to release our titles simultaneously across a range of hardware formats in order to spread development risks and increase with a minimum increase in development time and resources.

We believe that greater online functionality and the expanded artificial intelligence capabilities of the new platforms will improve game play and help our industry grow. In addition, according to DFC Intelligence, new sales potential, revenue opportunities from wireless gaming, online console gaming, and in-game advertising are expected to grow from $1 billion in 2005 to $5 billion in 2009.

We have released 10 games to date:

Expected release
Game	Studio	Platform	date to retail
Completed Games
Alpha Black Zero	Khaeon (NL)	PC	Released
Airborne Troops	Widescreen Games (F)	PS2, PC	Released
Cyclone Circus	Playlogic Game Factory (NL)	PS2	Released
Xyanide	Overloaded (NL)	Mobile Phones	Released
World Racing 2	Synetic (D)	PS2, Xbox, PC	Released
Knights of the Temple 2	Cauldron (SK)	PS2, Xbox, PC	Released
Gene Troopers	Cauldron (SK)	PS2, Xbox, PC	Released
Xyanide	Playlogic Game Factory (NL)	Xbox	Released
Age of Pirates: Caribbean Tales	Akella (Russia)	PC	Released
Infernal	Metropolis (Poland)	PC	Released

We entered into the following material agreements in the fiscal year ended December 31, 2006:

Macrovision agreement. On February 21 2006, we signed an agreement with Macrovision’s Trymedia Games division for the digital distribution of Playlogic’s entertainment products. As a leading secure digital distribution services provider and operator of the world's largest distribution network for downloadable games, Macrovision will distribute selected Playlogic products on its network. Playlogic will also incorporate the Trymedia technology into their recently re-launched website www.playlogicgames.com, offering customers easy and secure access to some of its latest game releases, as well as the option to try-before-you-buy selected titles. The agreement illustrates Playlogic’s strategically focus on digital distribution in the future.

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

Age of Pirates agreement . On July 7, 2006 we signed a worldwide licensing and distribution agreement with Atari to distribute our game Age of Pirates: Caribbean Tales throughout Europe, the US and Asia. This game has been released in Europe in September 2006 and in North America.

PSP license On October 11, 2006 Sony Computer Entertainment Europe, based in London, licensed us as official PSP® publisher.

Sony agreement On October 25, 2006 we signed an extension on our cooperation agreement dated March 1, 2006 with Sony Computer Entertainment Europe Limited (SCEE).

Eidos agreement. On December 4, 2006 we signed an agreement with Eidos Interactive Plc. for Eidos to worldwide distribute our PC titles “Infernal” and Ancient Wars: Sparta” in the first quarter and second quarter of 2007.

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

Results of Operations

Comparison of Fiscal 2006 to Fiscal 2005

Revenues. Revenues for Fiscal 2006 were $5,042,517 as compared to $1,824,199 for Fiscal 2005. This increase in revenues is primarily the result of increased sales volumes following the release of “Age of Pirates - Caribbean Tales”, the release of 3 new titles in the US and 3rd party development activities. During 2006. $3,654,358 (72%) of the revenues ($1,437,347 or 79% for 2005) was generated by the sales in Europe and $1,333,522 (26%) was generated by the sales in the U.S ($372,871 or 20% for 2005). These revenues were primarily derived from our game distributors and our 3rd party development contract with SONY.

Gross Profit. Gross profit totaled $1,205,437 for Fiscal 2006. For Fiscal 2005, gross profit totaled $741,893. This increase in gross profit is primarily the result of an increase in net sales.

Reorganization expenses. Reorganization expenses totaled $0 for Fiscal 2006 compared to $899,697 for Fiscal 2005. These expenses related to the June 2005 share exchange transaction.

Selling, marketing, general and administrative expenses. Selling, marketing, general and administrative expenses totaled $7,223,641 for the Fiscal 2006. For fiscal 2005, selling, general and administrative expenses totaled $7,287,391.

Expense related to intrinsic value of issued stock options. Expense related to the fair value of issued stock options totaled $345,052 for Fiscal 2006 and has following FAS 123R been included G&A expenses as a compensation expense. This relates to the cost of options granted to personnel. For Fiscal 2005 expense related to intrinsic value of issued stock options totaled $70,773. The increase is due to a higher number of employees with stock options. Furthermore, in 2006 the non executive members of the Board of Directors received stock options.

Research and development expenses. Research and development expenses totaled $2,135,832 for Fiscal 2006. For Fiscal 2005, research and development expenses totaled $1,581,987. This represents an increase of $553,845, or 35%. This increase is due to a lower amount of capitalized personnel expenses in our development studio in Fiscal 2006 following the 3rd Party development agreement with SONY.  Furthermore,asset impairment charges amounting to $837,714 for fiscal 2005 were included in Research and Development.

Depreciation. Depreciation expense totaled $315,175 for Fiscal 2006. For Fiscal 2005, depreciation expense totaled $280,480. The decrease of $34,695 or 12% is caused by some additions in fixed assets.

Asset impairment charges We review our Capitalized Software whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment charges totaled $ 1,907,117 for fiscal 2006 versus $837,714 in Fiscal 2005. The Fiscal 2006 amount primarily reflects our decisions to terminate the development of two games following our assessment of changes in marketability of these games.  As mentioned above the asset impairment charges amounting to $837,714 for fiscal 2005 were included in Research and Development.

Interest expense. Interest expense totaled $917,973 for Fiscal 2006. For Fiscal 2005, interest expense totaled $ 288,165. This represents an increase of $629,808 and is primarily the result of an increase of our short term debts. Furthermore, an interest penalty expense for late repayment of an outstanding loan amounting to $1,254,100 has been recognized.

Net loss. Our net loss was $12,548,400 for Fiscal 2006. For Fiscal 2005 the net loss totaled $9,674,004. The increase of the net loss is primarily due to higher research and development expenses, impairments charges on capitalized games and a higher amount of interest expenses including penalty expense.

Other comprehensive income. Other comprehensive income represents the change of the Currency Translation Adjustments balance during the reporting period. The Currency Translation Adjustments balance that appears in the stockholders’ equity section is cumulative in nature and is a consequence from translating all assets and liabilities at current rate whereas the stockholders’ equity accounts are translated at the appropriate historical rate and revenues and expenses being translated at the weighted-average rate for the reporting period. The change in currency translation adjustments was $(908,018) for the Fiscal 2006 and $1,106,062 for Fiscal 2005.

Equity. The total stockholders’ deficit as of December 31, 2006 was $(11,021,531).

Liquidity and Capital Resources

As of December 31, 2006, our cash balance was $18,433, as compared to $139,760 at December 31, 2005.

In order to cover our working capital requirements through the second quarter of 2007, we will need to obtain additional financing. The Company is currently in negotiation with several parties in this respect. The Company is presently in contact with private investors. The company anticipates closing during the second quarter a private placement composed of both the issuance of new shares and debt instruments in the maximum total amount of 10 million USD. If the Company does not obtain any necessary financing in the future, it may need to cease operations.

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

Our net accounts receivable, after providing an allowance for doubtful accounts, at December 31, 2006 was $749,578, as compared to $645,884 at December 31, 2005. The increase is due to increased sales of our games, especially during the third quarter of 2006 when the Company realized sales of the game Age of Pirates: Caribbean Tales.

Off Balance Sheet Arrangements

Except the operating lease obligations mentioned below we do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Contractual Obligations

We have the following contractual obligations associated with its lease commitments and other contractual obligations per December 31, 2006:

Contractual Obligations	Payments Due By Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$277	$40	$79	$79	$79
Capital Lease Obligations	-	-	-	-	-
Operating lease Obligations (Including Rent)	$8.874	$948	$2.669	$2,414	$2,843
Purchase obligations	$1.857	$1.857	-	-	-
Other contractual obligations	-	-	-	-	-
Total	$11,008	$2.845	$2,748	$2,493	$2,922

Note
On June 1, 2005, we entered into a lease for new offices at Amstelveenseweg 639-710 in Amstelveen. The move of our offices to this location has been delayed following late commissioning of entrance and elevators. We will start using this office now as from June 2007.  The leased premises have 1,500 square meters. The rent is $272.90 (€200) per square meter and the service fee is $34 (€25) per square meter. Payments have become due per 1 December 2006 for 750 square meters and by January 1 2007 we will start paying for the remaining 750 square meters. Payment of the service fee for each 750 square meter segment is due immediately upon the start of the lease term on June 1, 2005.

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

New Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The Company is currently in the process of evaluating the impact of SAB No. 108 on our financial position and results of operations.

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

In December 2004, the FASB issued SFAS 153. “Exchanges of Non monetary Assets, an amendment of APB 29, Accounting for Non monetary Transactions”. This statement’s amendments are based on the principle that exchanges of non monetary assets should be measured based on the fair value of the assets exchanged. Further, SFAS 153 eliminates the narrow exception for non monetary exchanges of similar productive assets and replaces it with a broader exception for exchanges of non monetary assets that do not have commercial substance. Provisions of this statement are effective for fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which is an interpretation of SFAS 143, "Accounting for Asset Retirement Obligations." FIN 47 clarifies terminology within SFAS 143 and requires an entry to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In June 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections," which will require entities that voluntarily make a change in accounting principle to apply that change retroactively to prior periods' financial statements unless this would be impracticable. SFAS No. 154 supersedes Accounting Principles Board Opinion No. 20, "Accounting Changes" ("APB No. 20"), which previously required that most voluntary changes in accounting principle be recognized by including in the current period's net income the cumulative effect of changing to the new accounting principle. SFAS No. 154 also makes a distinction between "retrospective application" of an accounting principle and the "restatement" of financial statements to reflect the correction of an error. Another significant change in practice under SFAS No. 154 will be that if an entity changes its method of depreciation, amortization, or depletion for long-lived, non-financial assets, the change must be accounted for as a change in accounting principle. SFAS No. 154 applies to accounting changes and error corrections that are made in fiscal years beginning after December 15, 2005. The provisions of SFAS No. 154 are not expected to affect the Company's consolidated financial statements.

Related Party Transactions

See below Part III.

ITEM 7. FINANCIAL STATEMENTS

The required financial statements begin on Page F-1 of this document.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 18, 2006, the Board of Directors elected to replace S. W. Hatfield, CPA (SWHCPA) as the Company's Registered Independent Certified Public Accounting Firm.

Concurrent with the above action, the Company's Board of Directors appointed Rosthein Kass $ Company, P.C. as the Company’s Registered Independent Certified Public Accounting Firm.

The Report of Registered Independent Certified Public Accounting Firm issued by SWHCPA on May 1, 2006 for the year ended December 31, 2005 did not contain an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Company to continue as a going concern. Subsequent to the issuance of this report SWHCPA withdrew the report on November 16, 2006 following management determining that the Company’s accounting for certain expenses incurred during the second and third quarter of 2005 had not been properly reflected in accordance with U.S. generally accepted accounting principles. Certain operating expenses and transaction costs associated with the company’s Share Exchange Agreement entered into in June 2005, which were initially paid by the Company and reimbursed by certain shareholders, were omitted from the Company’s consolidated statement of operations for the year ended December 31, 2005. Accordingly, these matters created a situation requiring the restatement of the company’s financial statements as of and for the year ended December 31, 2005. The results of these findings resulted in an additional charge of approximately $1,706,688 being charged to operations. The Report of Registered Independent Certified Public Accounting Firm reissued by SWHCPA on December 11, 2006 including the restated financial statements for the year ended December 31, 2005 did not contain an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for the restatement mentioned and a going concern opinion expressing substantial doubt about the ability of the Company to continue as a going concern.

During the Company's then most recent fiscal year (ended December 31, 2005 and from January 1, 2006 to August 18, 2006, the date of the Company’s Form 8-K filing relating to certain events, including the change in the Company’s certifying accountants, there were no disagreements with SWHCPA on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure, except that SWHCPA's opinion expressed substantial doubt with respect to the Company's ability to continue as a going concern for both fiscal years. Further, there were no reportable events, as described in Item 304(a)(1)(iv)(B) of Regulation S-B, during the Company's most recent fiscal year (ended December 31, 2005) and from January 1, 2006 to August 18, 2006 the date of the Company’s Form 8-K filing relating to certain events, including the change in the Company’s certifying accountants.

SWHCPA furnished a letter addressed to the SEC stating that it agreed with the above statements. A copy of such letter, dated August 18, 2006, was attached as an Exhibit to the Company’s Form 8-K filed on August 18, 2006.

During the two most recent fiscal years and to August 18, 2006, the Company had not consulted with Rosthein Kass $ Company, P.C. regarding (i) either the application of accounting principles to a specified transaction (completed or proposed) or the type of audit opinion that might be rendered on the Company’s financial statements, or (ii) any matter that was the subject of a disagreement and required to be reported under Item 304(a)(1)(iv) of Regulation S-B and the related instructions thereto.

Subsequent thereto, Rosthein Kass $ Company, P.C. declined their August 18, 2006 appointment as the Company's Registered Independent Certified Public Accounting Firm on January 10, 2007 prior to their performance of any audit but after performing their review procedures for the Company on the quarter ending September 31, 2006 financial statements.

From August 16, 2006 to the date of this report, there were no disagreements with Rothstein Kass on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In connection with its review of the Company’s unaudited financial statements for the quarterly period ended September 30, 2006, Rothstein Kass advised the management and the board of directors of the Company that the Company had material weaknesses in its internal control, which was disclosed by the Company in its quarterly report on Form 10-QSB for the same period, as amended, restated and filed on December 21, 2006 after which the Company is in full compliance with its reporting and filing duties; there were otherwise no reportable events, as described in Item 304(a)(1)(iv)(B) of Regulation S-B.

The Company then undertook the process of seeking a new Registered Independent Certified Public Accounting Firm.

On April 2, 2007, the Company’s Board of Directors authorized the appointment of Cordovano and Honeck, CPA’s of Englewood Colorado as the Company's new independent auditors for periods subsequent to the September 30, 2006. The Company, its Board of Directors and/or management, did not consult with Cordovano and Honeck at any time prior to the April 2, 2007 appointment, regarding the Company's two most recent fiscal years ended December 31, 2006 and 2005, the subsequent interim period through the April 2, 2007 filing of the Form 8-K announcing this appointment event, and any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and executive officers are as follows:

Name	Age	Position
Willem M. Smit	60	Director, President, and Chief Executive Officer
Willy J. Simon	56	Chairman of the Board of Directors
George M. Calhoun	54	Director
Erik L.A. van Emden	58	Director
Rogier W. Smit	32	Executive Vice President
Jan Willem Kohne	35	Chief Financial Officer till November 1, 2006
Wilbert Knol	39	Chief Financial Officer ad interim as of November 1, 2006
Stefan Layer	36	Chief Marketing & Sales Officer
Dominique Morel	33	Chief Technology Officer

Biographical Information

The principal occupations and brief summary of the background of each director and executive officer are as follows:

Willem M. Smit has been the Chief Executive Officer of Playlogic International since 2001. In July 2005, he became Chief Executive Officer of the Company. In 1976, he founded Datex Software B.V., where he grew the company over nine years from 20 to 900 employees. Datex went public in 1985 and it merged with Getronics in 1987. Since that time, Mr. Smit has been a private investor in various companies. He is the father of Rogier W. Smit, the Company's Executive Vice President.

Willy J. Simon has been on Playlogic International N.V.'s Supervisory Board (which is similar to the board of directors of a US company) since 2003. In July 2005, he became Chairman and Non Executive Director of the Company. He currently serves as a Non-Executive Director of Redi & Partners Ltd., a hedge fund of hedge funds. He served among others as Director of IMC Holding and Chairman of Bank Oyens & van Eeghen. Moreover he acted as an Advisor to the Board of NIB Capital. From 1997-2001, he was an executive member of the Board of Fortis Bank NL.

George M. Calhoun became Non Executive Director of the Company in November 2005. George Calhoun is currently serving on the faculty of the Howe School of Technology Management at the Stevens Institute of Technology in Hoboken, New Jersey. He was Chairman and CEO of Illinois Superconductor Corporation from 1999 until 2002. He has more than 23 years of experience in high-tech wireless systems development, beginning in 1980 as part of the team that organized Inter Digital Communications Corporation, where he participated in the development of the first commercial application of digital TDMA radio technology, and introduced the first wireless local loop system to the North American telecommunications industry. Dr. Calhoun holds a Ph.D. in Systems Science from the Wharton School at the University of Pennsylvania, as well as a B.A. from the same university.

Erik L.A. van Emden has been on Playlogic International N.V.’s Supervisory Board since December 2003. In July 2005, he became Non Executive Director of the Company. Since 1993 Van Emden has been an attorney and partner with Bosselaar & Strengers, a law firm based in Utrecht, the Netherlands, which focuses on large and medium-sized companies. The firm specializes in practices including employment, liability & insurance, real estate and corporate. Van Emden specializes in corporate law and is coordinator of the corporate law practice group. Previously, Van Emden was Board Member of the Amsterdam Stock Exchange and Member of the Executive Board of Credit Lyonnais Bank Nederland N.V. He also held positions at Barclays Bank and Algemene Bank Nederland. In addition, Van Emden currently serves as a Director of several private Dutch companies.

Rogier W. Smit co-founded Playlogic International N.V. and Playlogic Game Factory B.V. in 2001. He has worked in various management positions at those two companies since then. He has been Playlogic International N.V.'s Executive Vice President and Chief Operating Officer since 2002.

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

Wilbert Knol became the Company's Chief Financial Officer ad interim on November 1, 2006 following Jan Willem Kohne’s resignation as CFO per the same date. Mr. Knol has held several financial and operational positions with among others Hill Rom a division of Hillebrand Industries Inc. (NYSE) (1999-2005) and Coopers & Lybrand (1992-1997). Mr. Knol received his RA Degree (the Dutch equivalent of a CPA Degree) from Amsterdam University the Netherlands in 1999.

Dominique Morel has joined the Company as Chief Technology Officer in September 2005. He has a key strategic role in our business development, evaluation process and current and future line-up. Before Morel joined the company, he was Project Evaluation & Business Development Manager of Atari Europe. In this position he signed major deals (Next-Gen, PC, PS2). He also initiated and established the "Business Opportunities On-line Database" for Atari worldwide. In this period with Atari he has acquired an extensive network in the European developer community. Prior to this, Morel worked as Project Evaluation & Game Play Consulting Manager for Atari/Infogrames, which involved analyzing and ensuring the Game Play and Game Design Consulting for over 120 published games. All together Morel worked with Atari for more than 10 years and has been an important internal consultant for many production decisions for Atari worldwide.

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

Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and regulations of the SEC there under require the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of initial ownership and changes in ownership with the SEC. Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that during 2006, all of the Section 16(a) filing requirements applicable to its executive officers, directors and ten percent stockholders were complied with on a timely basis.

Information Concerning the Board of Directors and the Audit Committee

During 2006, the Company's Board of Directors had four Directors. During 2006 the Board met twelve times on an executive base. The Board acted by unanimous written consent on nine occasions.

Audit Committee

The Company established an Audit Committee on October 31, 2005. Messrs. Calhoun (Chair), Van Emden and Simon are the members of the Audit Committee.
The Audit Committee assists the Board of Directors in its oversight of the integrity of the Company's accounting, auditing and reporting practices. The Board of Directors has determined that Mr. Simon possesses the attributes to be considered financially sophisticated and has the background to be considered an "audit committee financial expert" as defined by the rules and regulations of the SEC. The Audit Committee will meet with the Company's independent accountants at least annually to review the results of the Company's annual audit and discuss the financial statements. The Committee will also meet quarterly with our independent accountants to discuss the results of the accountants' quarterly reviews as well as quarterly results and quarterly earnings releases; recommend to the Board that the independent accountants be retained; and receive and consider the accountants' comments as to internal controls, adequacy of staff and management performance and procedures in connection with audit and financial controls. The Audit Committee will review all financial reports prior to filing with the SEC. The specific responsibilities in carrying out the Audit Committee's oversight role are set forth in the Audit Committee's Charter. All of the members of the Audit Committee are independent directors as contemplated by Section 10A (m)(3) of the Securities and Exchange Act, as amended.

During 2006 the Audit Committee met four times.

Compensation Committee

The Company's Compensation Committee is responsible for establishing and administering the Company's policies involving the compensation of all of its executive officers. This committee consists of Messrs. Van Emden (Chair), Calhoun and Simon and was formed on December 15, 2005. The Compensation Committee operates pursuant to a charter approved by the Company's Board of Directors.

During 2006 no meetings were held by the Compensation Committee

Nominating and Governance Committee

The Company's Nominating and Governance Committee selects nominees for the Board of Directors. This committee consists of Messrs. Simon (Chair), Calhoun and Van Emden and was formed on December 15, 2005. The Nominating and Governance committee utilizes a variety of methods for identifying and evaluating nominees for director. Candidates may also come to the attention of the Nominating and Governance committee through current board members, professional search firms and other persons. The Nominating and Governance committee operates pursuant to a charter approved by the Board of Directors.

During 2006 no meetings were held by the Governance Committee

Code of Business Conduct and Ethics

The Company's board of directors has adopted in December 2005 a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and senior financial officers.

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

 Process for Identifying and Evaluating Nominees. The Nominating Committee believes the Company is well-served by its current directors. In the ordinary course, absent special circumstances or a material change in the criteria for Board membership, the Nominating Committee will renominate incumbent directors who continue to be qualified for Board service and are willing to continue as directors. If an incumbent director is not standing for re-election, or if a vacancy on the Board occurs between annual stockholder meetings, the Nominating Committee will seek out potential candidates for Board appointment who meet the criteria for selection as a nominee and have the specific qualities or skills being sought. Director candidates will be selected based on input from members of the Board, senior management of the company and, if the nominating committee deems appropriate, a third-party search firm. The Nominating Committee will evaluate each candidate's qualifications and check relevant references; in addition, such candidates will be interviewed by at least one member of the nominating committee. Candidates meriting serious consideration will meet with all members of the Board. Based on this input, the Nominating Committee will evaluate which of the prospective candidates is qualified to serve as a director and whether the committee should recommend to the Board that this candidate be appointed to fill a current vacancy on the Board, or presented for the approval of the stockholders, as appropriate.

The Company has never received a proposal from a stockholder to nominate a director. Although the Nominating Committee has not adopted a formal policy with respect to stockholder nominees, the committee expects that the evaluation process for a stockholder nominee would be similar to the process outlined above.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation for the fiscal years ended December 31, 2004, 2005 and 2006 received by the individual who served as Playlogic International's Chief Executive Officer during 2006 and Playlogic International’s other most highly compensated executive officers whose total annual salary and bonus for fiscal year 2006 exceeded $100,000 (the “Named Officers”).

Summary Compensation Table
					Long-Term		Payouts	All Other Compensation
	Annual Compensation				Compensation Awards
Name and Principal Position as of December 31, 2005	Year	Salary €/($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards (3)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)

Willem M. Smit (1) Chief Executive Officer	2006 2005 2004	€0 €0 €0		--			--
Sloterhof Investments N.V. (of which Mr. Willem M. Smit is the beneficial owner) Managing Director	2006 2005 2004	€0 €0 €100,000/$135,458		--			--
Rogier W. Smit Executive Vice President	2006 2005 2004	€143,000/$188,559 €143,000/$195,109 €100,000/$147,096		--			--
Jan Willem Kohne Chief Financial Officer (2)	2006 2005 2004	€131,083/$172,846 €143,000/$195,109 €0 €0	48,480	--	0 (4)	0(7)	-- --
Wilbert Knol Chief Financial Officer a.i.(2)	2006 2005 2004	€99537/$131,249 €7,716/$10,174 €0				60,000(10)
Stefan Layer Chief Marketing & Sales Officer / VP (2)	2006 2005 2004	€143,000/$188,559 €143,000/$195,109 €0	67,200 67,200	--	$245,000 (5)		--
Maarten Minderhoud General Counsel (2)	2006 2005 2004	€143,000/$188,559 €143,000/$195,109 €0	0	--	$21,000 (6)	40,000(8)	-- --
Dominique Morel Chief Technology Officer (2)	2006 2005 2004	€143,000/$188,559 €143,000/$195,109 €0	0	--		100,000 (9)	-- --

_____________________

(1)
Willem M. Smit, the Company's Chief Executive Officer, will not receive any salary until there are positive cash flows from operations. Currently, the Company only pays Mr. Smit for his business related expenses, and it provides him a company car.

(2)	Mr. Kohne, Knol, Layer, Minderhoud and Morel joined the Company in 2005. Mr Kohne left the Company on December 1, 2006

(3)	Calculated by multiplying the amount of restricted stock by the restated value for Dutch income tax purposes of the restricted stock grant ($.70 per share).

(4)
In connection with Mr. Kohne’s employment arrangement with the Company, we sold 90,000 restricted shares to Mr. Kohne at an aggregate price of $1. The restricted shares have two years’ lock-up period during which Mr. Kohne cannot sell the shares. The shares were sold back by Kohne to the Company at an aggregate price of $ 1 upon the termination of Mr. Kohne’s employment with the Company effective December 1, 2006.

(5)
In connection with Mr. Layer’s employment arrangement, we sold 364,556 restricted shares to Mr. Layer, our Chief Marketing & Sales Officer at an aggregate price of $1. The restricted shares have two years’ lock-up period during which Mr. Layer cannot sell the shares.

(6)
In connection with Mr. Minderhoud’s employment arrangement with the Company we sold 30,000 restricted shares to Mr. Minderhoud at an aggregate price of $1. The restricted shares have a two-year lock up period during which Mr. Minderhoud can not sell the shares.

(7)
We granted to Mr. Kohne, 250,000 options to purchase shares of our common stock at an exercise price of $3.50 per share. A total of 62,500 shares of these options will vest on October 1, 2007, and the remaining options will vest in three equal installments on October 1, 2008, October 1, 2009 and October 1, 2010. These options were cancelled on December 1, 2006 upon termination of the employment of Mr. Kohne per the same date.

(8)
We granted to Mr. Minderhoud, 40,000 options to purchase shares of our common stock at an exercise price of $3.50 per share. A total of 10,000 shares of these options will vest on October1, 2007, and the remaining options will vest in three equal installments on September 1, 2008, September 1, 2009 and September 1, 2010.

(9)
We granted to Mr. Morel, 100,000 options to purchase shares of our common stock at an exercise price of $3.50 per share. A total of 25,000 shares of these options will vest on October1, 2007, and the remaining options will vest in three equal installments on October 1, 2008, October 1, 2009 and October 1, 2010

(10)
We granted to Mr. Knol, 60,000 options to purchase shares of our common stock at an exercise price of $2.50 per share. A total of 20,000 shares of these options will vest on May 4, 2008, and the remaining options will vest in two equal installments on May 4, 2009, May 4, 2010.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

We do not have a stock option plan or stock appreciation rights plan. We intend to implement a stock option plan, which will require the prior approval of at least a majority of our shareholders.

The following table contains information concerning the grant of stock options under individual employment arrangements with the Names Executive Officers made during the fiscal year of 2006.

NAME	Grant and approval date	Closing Price on Grant date	Number of Securities Underlying Options/SARs granted	Percentage of Total Options/SARs granted to employees in fiscal year (2)	Exercise or Base Price ($/Sh)	Expiration date
Wilbert Knol (1)	November 1, 2006	$2.00	60,000	100%	$2.50 November 1, 2011
____________
(1)	See applicable footnotes to above Summary Compensation Table.
(2)	The Company has not granted any stock appreciation rights in the fiscal year ended December 31, 2006.

Option Exercises and Holdings

During the fiscal year ended December 31, 2006, no options were exercised.

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

Employment Agreements

In July 2005, Playlogic International amended an existing employment agreement (effective February 1, 2002) with Rogier Smit, Executive Vice President. The agreement is for an indefinite period, but can be terminated by the Company upon twelve months notice or by Mr. Smit upon six months notice. Mr. Smit´s starting salary was $9,427 (€7,500) per month. On July 1, 2005, his base salary increased to $15,009 (€11,000) per month. In addition to his salary, Mr. Smit is entitled to a company car. Pursuant to the agreement, Mr. Smit is also subject to confidentiality, non-competition and invention assignment requirements.

In January 2005, Playlogic International entered into an employment agreement with Stefan Layer, Chief Marketing & Sales Officer, effective as of April 1, 2005. Pursuant to the terms of the agreement, Mr. Layer is responsible for marketing, sales and licensing. The agreement is for an indefinite period, but can be terminated by the Company upon six months notice or by Mr. Layer upon three months notice. Mr. Layer's starting salary is $15,009 (€11,000) per month. In addition to his salary, Mr. Layer is entitled to an annual bonus equal to 1% of our net profit of the net consolidated year figures after taxes and a company car. Under this agreement, Mr. Layer received 500,000 ordinary shares of Playlogic International at a nominal value of $0.068 (€0.05) per share which were exchanged for 364,556 shares of the Company's common stock. Such shares are subject to a two-year lock up period. After the lock up period Mr. Layer will be permitted to sell up to 50% of his shares each year. If Mr. Layer terminates the agreement or is dismissed, the shares he still owns must be sold back to the Company at nominal value. Pursuant to the agreement, Mr. Layer is also subject to confidentiality, non-competition and invention assignment requirements.

In August 2005, Playlogic International entered an employment contract with Maarten Minderhoud as General Counsel effective as of September 1, 2005. The agreement is for an indefinite period but can be terminated by the Company upon six months notice or by Mr. Minderhoud upon 3 months notice. Mr. Minderhoud’s starting salary will be $15,055 (€11,034) per month. . In addition to his salary, Mr. Morel is entitled to a company car. On September 1, 2005, pursuant to the agreement, Mr. Minderhoud received 30,000 shares of the Company's common stock at par value of $0.001. Such shares will be subject to a two-year lock up period. After the lock up period Mr. Minderhoud will be permitted to sell up to 50% of his shares each year. Pursuant to the agreement, Mr. Minderhoud was granted 40,000 options to purchase shares of common stock of the Company at an exercise price of $3.50 per share. 10,000 of these options vest on September1, 2007, and 10,000 of the remaining options will vest on September1, 2008, September1, 2009 and September 1, 2010. Pursuant to the agreement, Mr. Minderhoud is also subject to confidentiality, non-competition and invention assignment requirements.

In August 2005, Playlogic International entered an employment contract with Dominique Morel as Chief Technology Officer effective as of September 14, 2005. The agreement is for an indefinite period but can be terminated by the Company upon six months notice or by Mr. Morel upon 3 months notice. Mr. Morel’s starting salary will be $15,008.50 (€11,000) per month. In addition to his salary, Mr. Morel is entitled to a company car. Pursuant to the agreement, Mr. Morel was granted 100,000 options to purchase shares of common stock of the Company at an exercise price of $3.50 per share. 25,000 of these options vest on October 1, 2007, and 25,000 of the remaining options will vest on October 1, 2008, October 1, 2009 and October 1, 2010. Pursuant to the agreement, Mr. Morel is also subject to confidentiality, non-competition and invention assignment requirements.

In November 2006, Playlogic International amended the existing employment agreement of Wilbert Knol
(Corporate controller as of December 1, 2005) as Chief Financial Officer ad interim effective as of November 1, 2006. The agreement is for an indefinite period but can be terminated by the Company upon two months notice or by Mr. Knol upon 1 months notice. Mr. Knol ’s starting salary as CFO a.i. will be $12,310.45 (€9,336) per month. In addition to his salary, Mr. Knol is entitled to a company car. Pursuant to the agreement we granted to Mr. Knol, 60,000 options to purchase shares of our common stock at an exercise price of $2.50 per share. A total of 20,000 shares of these options will vest on May 4, 2008, and the remaining options will vest in two equal installments on May 4, 2009, May 4, 2010. Pursuant to the agreement, Mr. Morel is also subject to confidentiality, non-competition and invention assignment requirements.

Mr. Kohne was a party to an employment agreement with the Company dated October 1, 2005. The agreement has been terminated effective December 1, 2006 without any further obligation for the Company. Options granted pursuant to the employment agreement were cancelled effective December 1, 2006. 90,000 Shares of common stock awarded upon signing of the employment agreement were sold back by Mr. Kohne to the Company at an aggregate price of $ 1.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2006, information concerning the ownership of all classes of common stock of the Company of (i) all persons known to the Company to beneficially own 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) the Named Executive Officers and (iv) all directors and executive officers of the Company as a group. Share ownership includes shares issuable upon exercise of outstanding options that are exercisable within 60 days of December 31, 2006.

Name and Address (1)	Number of Shares of Common Stock	Percentage of Common Stock

Sloterhof Investments N.V. Kaya Richard J. Beaujon Z/N Curacao, Netherlands Antilles	7,303,357	30.36%
Castilla Investments B.V. Concertgebouwplein 13 1071 LL Amsterdam The Netherlands	1,777,496	7.39%
Wind Worth Luxembourg Holding S.A.H 19 Rue de l’Industrie 8069 Betrange Luxembourg	2,138,874	8.89%
Sophia International Holding S.A.H. 3 Rue de Bains Luxembourg L-2016 Luxembourg	1,611,500	6.70%
Willem Smit (2)	7,303,357	30.36%
Rogier Smit (3)	1,777,496	7.39%
Stefan Layer	364,556	1.52%
Erik L.A. van Emden	0	*
Willy J. Simon	87,494	*
George M. Calhoun	200	*
All directors and executive officers as a group	9,533,103	38%

*Less than 1%
___________
(1) Unless otherwise indicated, the address is our address at Concertgebouwplein 13, 1071 LL Amsterdam, and The Netherlands.
(2) Includes shares held by Sloterhof Investments N.V. a company beneficially owned by Mr. W. Smit
(3) Includes shares held by Castilla Investments B.V. a company beneficially owned by Mr. R. Smit

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective January 1, 2006 the Company entered into a service agreement with Altaville Investments N.V., a company beneficially owned by its CEO Willem M. Smit. The Company pays for certain services among others house keeping and cleaning services provided by Altaville to the Company at an annual aggregate amount of $ 49,843 which is paid in twelve monthly installments.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by SWHCPA for professional services rendered for the review of financial statements included in the Company's Forms 10-QSB for the quarters ended March 31, 2006 and June 30, 2006 and the restated financial statements 2005 and 2006 included in the Company’s Forms 10-QSB and 10-KSB were $31,125.

The aggregate fees billed by Rosthein Kass $ Company, P.C. for professional services rendered for the review of financial statements included in the Company's Forms 10-QSB for the quarter ended September 30, 2006 were $10,000.

The aggregate fees billed by Cordovano & Honeck, LLP and DRV Accountants for professional services rendered for the audit of the financial statements included in the Company's Forms 10-KSB for the year ended December 30, 2006 were $112,500.

The aggregate fees billed by BDO CampsObers for professional services rendered for (i) the review of financial statements included in the Company’s Forms 10-QSB for the quarters ended, June 30, 2005 and September 30, 2005, (ii) the audit of the Company’s financial statements for the fiscal year ended December 31, 2005 and (iii) audit-related services were $455,075.

The aggregate fees billed by SWHCPA for professional services rendered for the review of financial statements included in the Company’s Forms 10-QSB for the quarters ended June 30, 2005 and September 30, 2005 and the audit of the Company’s financial statements for the fiscal year ended December 31, 2005 were $27,400.

Audit-Related Fees.

No fees were billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, for the years ended December 31, 2006.

Tax Fees.

The aggregate fees billed for tax compliance, tax advice or tax planning services by SWHCPA for the fiscal year ended December 31, 2006 were $300. The aggregate fees for such services by SWHCPA for the fiscal year ended December 31, 2005 were $263.

The aggregate fees billed for tax compliance, tax advice or tax planning services by DRV for the fiscal year ended December 31, 2006 were $6,250. The aggregate fees for such services by BDO CampsObers were $9,811 for the fiscal year ended December 31, 2005.

All Other Fees.

There were no fees billed for products and services, other than the services described in the paragraphs captions “Audit Fees”, “Audit-Related Fees”, and “Tax Fees” above for the years ended December 31, 2006.

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

Playlogic International, INC.

Dated: April 17, 2007	By:	/s/ Willem M. Smit
Willem M. Smit Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/Willy J.. Simon Willy J. Simon	Chairman of the Board	April 17, 2007

/s/ Willem M. Smit Willem M. Smit	Director and Chief Executive Officer	April 17, 2007

/s/ Wilbert Knol Wilbert Knol	Chief Financial Officer (Principal Financing and Accounting Officer)	April 17, 2007

/s/ Erik L.A. van Emden Erik L.A. van Emden	Director	April 17, 2007

/s/ George M. Calhoun George M. Calhoun	Director	April 17, 2007

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES

CONTENTS

Page

Reports of Independent Registered Public Accounting Firms	F-1

Consolidated Financial Statements
Consolidated Balance Sheet
as of December 31, 2006	F-3

Consolidated Statements of Operations and Comprehensive Loss
for the year ended December 31, 2006 and 2005	F-4

Consolidated Statement of Changes in Shareholders' Deficit
for the year ended December 31, 2006 and 2005	F-5

Consolidated Statements of Cash Flows
for the year ended December 31, 2006 and 2005	F-6

Notes to the Consolidated Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Playlogic Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of Playlogic Entertainment, Inc. as of December 31, 2006, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Companies Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Playlogic Entertainment, Inc. as of December 31, 2006, and the consolidated results of their operations and their cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
April 17, 2007

REPORT OF INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Playlogic Entertainment, Inc.
(formerly Donar Enterprises, Inc.)

We have audited the accompanying restated consolidated balance sheet of Playlogic Entertainment, Inc. (formerly Donar Enterprises, Inc.) (a Delaware corporation) and Subsidiaries (Netherlands corporations) as of December 31, 2005 (not separately included herein) and the related restated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the year ended December 31, 2005, respectively. These restated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these restated financial statements based on our audit.

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

/s/ S. W. Hatfield, CPA
S. W. HATFIELD, CPA
Dallas, Texas
December 11, 2006

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2006

ASSETS
Current Assets
Cash	$18,433
Receivables
Trade accounts, net of allowance for doubtful accounts	749,579
Value Added Taxes from foreign governments	557,089
Software development costs	3,115,659
Prepaid expenses and other	247,371

Total current assets	4,688,131
Property and Equipment - at cost
Computers and office equipment	1,813,213
Leasehold improvements	322,440
Software	344,211
2,479,864
Less accumulated depreciation	(1,595,401)

Net property and equipment	884,463

Other assets
Software development costs, net of current portion	1,347,771
Restricted cash	153,953

Total other assets	1,501,724

Total Assets	$7,074,318

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilites
Bank credit facility	$1,792,429
Short-term debt	395,580
Derivative liability	8,087
Current maturities of long-term debt	39,558
Accounts payable - trade	4,347,885
Other accrued liabilities	6,241,500
Deferred revenues	1,319,853
Loan from shareholders	3,581,747

Total current liabilities	17,726,639

Long-term debt, less current maturities	237,350

Total Liabilities	17,963,989

Committments and contingencies	-

Shareholders' Deficit
Preferred stock - $0.001 par value. 20,000,000 shares authorized. None issued and outstanding	-
Common stock - $0.001 par value.100,000,000 shares authorized. 25,332,109 shares issued and outstanding	25,332
Additional paid-in capital	42,596,112
Deferred Compensation-Employee Stock Options	414,040
Accumulated deficit	(51,485,615)
Accumulated Other Comprehensive Loss	(2,439,540)
(10,889,671)
Stock subscriptions receivable	-

Total shareholders' deficit	(10,889,671)

Total Liabilities and Shareholders' Deficit	$7,074,318

The accompanying notes are an integral part of these consolidated financial statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the year ended December 31,
	2006	2005 (restated)

Revenues
Net revenues	$5,042,516	$1,824,199

Cost of sales
Direct costs of production	(3,837,079)	(1,082,306)

Gross profit	1,205,437	741,893

Operating expenses
Reorganization expenses	-	899,697
Research and development	2,135,832	1,581,987
Selling and marketing	1,343,722	778,273
General and administrative	5,879,920	6,509,118
Depreciation	315,174	280,480
Asset impairment charges	1,907,117	-
Total operating expenses	11,581,765	10,049,641

Loss from operations	(10,376,328)	(9,307,748)

Other income/(expense)
Interest expense	(917,972)	(288,165)
Loan penalty expense	(1,254,100)	-

Income/(Loss) before provision for income taxes	(12,548,400)	(9,595,913)
Provision for Income Taxes	-	(78,091)

Net loss	(12,548,400)	(9,674,004)

Other comprehensive income/(loss)
Foreign currency adjustment	(908,017)	1,106,062

Comprehensive Loss	$(13,456,417)	$(8,567,942)

Net loss per share of common stock
- basic and fully diluted	(0.51)	(0.42)

Weighted-average number of shares of common stock outstanding
- basic and fully diluted	24,482,474	22,865,402

The accompanying notes are an integral part of these consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

			Additional		Stock		Accumulated Other
	Common stock		Paid-in	Deferred	Subscription	Accumulated	Comprehensive
	Shares	Par Value	Capital	Compensation	Receivable	deficit	Loss	Total

Balances at December 31, 2004 as restated	22,765,894	$22,766	$32,855,370	$-	$-	$(29,263,210)	$(2,637,585)	$977,341
-
Common stock issued pursuant to private placements for:			-					-
Cash	936,132	936	3,767,256	-	(1,229,344)	-	-	2,538,848
Conversion of debt	255,181	255	918,397	-	-	-	-	918,652
Aggregate equalization charge for sale at less than "fair value"	-	-	983,150	-	-	-	-	983,150
Common stock issued pursuant to employee compensation plan:	100,000	100	59,900	-	-	-	-	60,000
Equalization charge for sale at less than "fair value"	-	-	90,000	-	-	-	-	90,000
Less: cost of raising capital	-	-	(3,500)	-	-	-	-	(3,500)
Capital contributed to support operations	-	-	1,292,462	-	-	-	-	1,292,462
Change in currency translation difference	-	-	-	-	-	-	1,106,062	1,106,062
Net loss for the year	-	-	-	-	-	(9,674,005)	-	(9,674,005)
Balances at December 31, 2005 as restated	24,057,207	24,057	39,963,035	-	(1,229,344)	(38,937,215)	(1,531,523)	(1,710,990)

Common stock issued for cash	647,887	648	1,706,474	-	(190,560)	-	-	1,516,562
Offering costs			(17,599)					(17,599)
Loan conversions into shares	627,015	627	720,442	-	-	-	-	721,069
Common stock warrants	-	-	-	-	-	-	-	-
Collections on stock subscriptions receivable	-	-	-	-	1,419,904	-	-	1,419,904
Capital contributed to support operations	-	-	100,000	-	-	-	-	100,000
Change in currency translation adjustment	-	-	-	-	-	-	(908,017)	(908,017)
Stock options issued pursuant to Employee Compensation Plan	-	-	-	414,040	-	-	-	414,040
Non cash interest charge	-	-	123,760	-	-	-	-	123,760
Net loss for the period	-	-	-	-	-	(12,548,400)	-	(12,548,400)

Balances at December 31, 2006	25,332,109	$25,332	$42,596,112	$414,040	$-	$(51,485,615)	$(2,439,540)	$(10,889,670)

The accompanying notes are an integral part of these consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2006	2005 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,548,402)	$(9,674,004)
Adjustments to reconcile net loss to net cash used in operating activities
Currency translation difference	-	1,106,062
Depreciation of fixed assets	315,174	280,480
Amortization of capitalized software	835,461	-
Asset impairment charge	1,907,117	-
Bad debt expense	280,834	276,070
Expense charges for stock options	414,040	70,773
Expenses paid for by affiliated entity	-	1,162,938
Expense related to common stock issuances at less than "fair value"	-	1,073,150
Non-cash interest charge related to fair value of warrants issued in conjunction with debt	123,760	-
Warrant derivatives	8,800	-
Management fees contributed as capital	100,000	-
(Increase)/ Decrease in cash attributable to changes in operating assets and liabilities
Restricted cash	(146,420)	-
Accounts receivable - trade and other	(308,987)	(1,686,201)
Prepaid expenses and other	(993,488)	(654,396)
Increase / (Decrease) in
Deferred revenues	1,244,976	9,729
Accounts payable - trade	1,828,600	(618,035)
Payroll taxes payable	1,874,025	2,164,522
Other current liabilities	380,592	43,842
Net cash used in operating activities	(4,683,918)	(6,445,070)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for software development	(3,695,342)	(1,931,021)
Cash advanced for prepaid royalties to affiliated entities	-	(406,985)
Cash paid to acquire property and equipment	(361,571)	(308,687)
Net cash used in investing activities	(4,056,913)	(2,646,693)

CASH FLOWS FROM FINANCING ACTIVITIES
Receipts on bank credit facility	81,547	598,035
Receipts/(payments) on short term notes	376,230	(807,011)
Receipts on software financing notes payable	1,748,945	-
Principal payments on long-term debt	(37,623)	(43,824)
Cash advanced by affiliated entities	525,582	-
Cash advanced / (repaid) to shareholder	3,335,347	(6,842,586)
Proceeds from sales of common stock	1,688,248	3,446,728
Collections on stock subscriptions receivable	1,229,343	-
Proceeds from sales of pre-merger subsidiary common stock	-	12,731,932
Cash contributed by shareholder to support operations	-	145,341
Cash paid to acquire capital	-	(19,318)
Net cash provided by financing activities	8,947,618	9,209,297

Effect of foreign exchange on cash	(328,114)	-

Decrease in Cash	(121,327)	117,534
Cash at beginning of year	139,760	22,226

Cash at end of period	$18,433	$139,760

Supplemental disclosures of interest and income taxes paid
Interest paid during the year	$75,408	$288,164
Income taxes paid (refunded)	-	-

Supplemental disclosures of non-cash investing and financing activities
Common stock issued to repay notes payable	$721,069	$918,652
Offering costs paid with issuance of common stock	$13,200	$-

The accompanying notes are an integral part of these consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated on May 25, 2001 in the State of Delaware.

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

The Company develops and publishes interactive software games designed for video game consoles, handheld platforms and personal computers.

NOTE B - PREPARATION OF FINANCIAL STATEMENTS

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of December 31.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of net revenue and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of software development costs, licenses and intangibles, and the adequacy of allowances for returns, price concessions and doubtful accounts. Actual amounts could differ significantly from these estimates.

Management acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

For reporting purposes, the Company operated in only one industry during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

These consolidated financial statements include the financial statements of Playlogic Entertainment, Inc., Playlogic International N.V. (a corporation domiciled in The Netherlands) and its wholly-owned subsidiary Playlogic Game Factory B.V. All material inter-company balances and transactions have been eliminated in consolidation.

Restatements

During the course of preparing the unaudited financial statements for the three months ended September 30, 2006, Management of the Company determined that the Company’s accounting for the reimbursement of certain expenses incurred during the second and third quarter of 2005 had not been properly reflected in accordance with U.S. generally accepted accounting principles. Certain operating expenses and transaction costs associated with the Company’s Share Exchange Agreement entered into in June 2005, which were initially paid by the Company and reimbursed by certain shareholders, were not included in the Company’s consolidated statements of operations for each of the six and three months ended June 30, 2005, the nine and three months ended September 30, 2005 and the year ended December 31, 2005. The corrections to this situation resulted in the recognition of expenses in connection with the Share Exchange Agreement as well as either the recognition of additional contributed capital and/or a reduction in amounts due from shareholder(s) for unrelated advances made prior to the aforementioned Share Exchange Agreement

The impact on the consolidated balance sheet for the year ended December 31, 2005, is as follows:

	Year ended December 31, 2005	Restatement	Year ended December 31, 2005 Restated

Current liabilities
Due to shareholders	$163,091	$591,450	$754,541
Total current liabilities	$7,699,076	$591,450	$8,290,526
Total liabilities	$7,947,485	$591,450	$8,538,935

Stockholders' deficit
Additional paid-in capital	$37,549,545	$1,147,120	$38,696,665
Currency translation adjustments	$(1,499,641)	$(31,882)	$(1,531,523)
Accumulated deficit	$(37,230,526)	$(1,706,688)	$(38,937,214)
Total Stockholders' deficit	$109,804	$(591,450)	$(481,646)

The restated numbers have been included in the consolidated statement of operations.

These restatements to the Company’s financial statements were, in part, caused by a material weakness in the Company’s internal control over financial reporting due to the limitations in the capacity of the Company’s accounting resources to appropriately identify and react in a timely manner to non-routine, complex and related party transactions and communicate said occurrences to it’s independent auditors, as well as the adequate understanding of the disclosure requirements relating to these types of transactions. In order to remediate this material weaknesses, Management of the Company has designed and implemented improvements to it’s internal controls over financial reporting and to better define the most appropriate protocols to enhance the preparation, review, presentation and disclosures of the Company’s financial statements.

NOTE C - GOING CONCERN UNCERTAINTY

The Company is a global publisher of interactive software games designed for personal computers, and video game consoles and handheld platforms manufactured by Sony, Microsoft and Nintendo. Its principal sources of revenue are derived from publishing and distribution operations. Publishing revenues are derived from the sale of internally developed software titles or software titles developed by third parties. Operating margins in its publishing business are dependent upon its ability to continually release new, commercially successful products. Operating margins for titles based on licensed properties are affected by the Company's costs to acquire licenses. The Company pursues a growth strategy by capitalizing on the widespread market acceptance of video game consoles, as well as the growing popularity of innovative action games that appeal to mature audiences.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2006, the Company had an accumulated deficit of approximately $51.5 million, a shareholders’ deficit of approximately $10.9 million and a working capital deficit of approximately $16.2 million. During the year ended December 31, 2006, the Company incurred a net loss of $12.5 million and negative operating cash flows of approximately $4.7 million. These circumstances raise uncertainties about the Company’s ability to continue as a going concern.

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

If no additional funding is received during the next twelve months, the Company will be forced to rely on additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company’s ongoing operations would be negatively impacted to the point that all operating activities are ceased.

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

December 31, 2006:	$1.31860

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

December 31, 2006	$1.25410
December 31, 2005:	$1.24658

2. Cash and cash equivalents

The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

3. Accounts receivable - trade

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

Because of the credit risk involved, management has provided an allowance for doubtful accounts which reflects its opinion of amounts which will eventually become uncollectible. In the event of complete non-performance, the maximum exposure to the Company is the recorded amount of trade accounts receivable shown on the balance sheet at the date of non-performance. The allowance for doubtful accounts as of December,31 2006 is $318,615.

4. Property and equipment

Property and equipment is recorded at cost and is depreciated on a straight-line basis, over the estimated useful lives (generally 3 to 10 years) of the respective asset. Major additions and betterments are capitalized and depreciated over the estimated useful lives of the related assets. Maintenance, repairs, and minor improvements are charged to expense as incurred.

5. Software development costs

Capitalized software development costs include payments made in the form of milestone payments to independent software developers under development agreements, as well as direct costs incurred for internally developed products. The Company accounts for software development costs in accordance with SFAS No. 86 — “Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed”. Software development costs are capitalized once technological feasibility of a product is established and such costs are determined to be recoverable against future revenues. Amortization of such costs as a component of cost of sales is recorded on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. At each balance sheet date, the Company evaluates the recoverability of capitalized software costs based on net undiscounted future cash flows and charges to operations any amounts that are deemed unrecoverable. For the years ended December 31, 2006 and 2005, the Company recognized impairment charges of approximately $1,907,000 and $837,000, respectively.   For the year ended December 31, 2005 the impairment charges were included in Research and Development expenses.

For the years ended December 31, 2006 and 2005, the Company recognized amortization charges of approximately $835,000 and $ 184,000 respectively.

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

6. Organization and reorganization costs

The Company has adopted the provisions of AICPA Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” whereby all organizational and reorganizational costs incurred with either the initial formation and capitalization of the Company or the reorganization of the Company pursuant to the June 2005 Share Exchange Agreement were charged to operations as incurred.

7. Research and development expenses

Research and development expenses include the direct costs related to software and game development which are incurred prior to the establishment of technological feasibility of a specific game title or product. These costs are charged to operations as incurred. The total Research and Development expense recorded for the years ended December 31, 2006 and 2005 amount to $2,135,832 and $1,582,073 respectively.

9. Advertising expenses

The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2006, and 2005 amounted to approximately $683,000, and $591,000, respectively.

10. Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes. At December 31, 2006, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization and the anticipated utilization of net operating loss carry forwards to offset current taxable income.

11. Share-Based Payments

Effective January 1, 2006, the Company adopted SFAS 123(R), “Share-Based Payment”, which revised Statement of Financial Accounting Standards No. 123. SFAS 123(R) requires all share-based payment transactions with employees, including grants of employee stock options, to be recognized as compensation expense over the requisite service period based on their relative fair values. Prior to the adoption of SFAS 123(R), stock-based compensation expense related to employee stock options was not recognized in the statement of operations if the exercise price was at least equal to the market value of the common stock on the grant date, in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Prior to November 1, 2005, the Company had adopted the disclosure-only provisions under SFAS 123.

The Company elected to use the Modified Prospective Application (“MPA”) method for implementing SFAS 123(R). Under the MPA method, prior periods are not restated and new awards are valued and accounted for prospectively upon adoption. Outstanding prior stock option awards that are non-vested as of December 31, 2005 are recognized as compensation expense in the statement of operations over the remaining requisite service period. For the year ended December 31, 2006, the Company recorded approximately $345,052 of incremental stock-based compensation expense in connection with its adoption of SFAS 123(R). See Note O for a full discussion of the Company’s stock-based compensation arrangements.

12. Earnings (loss) per share

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

Unexercised stock options to purchase 350,000 and 390,000 shares of the Company’s common stock as of December 31, 2006 and 2005, respectively, were not included in the computation of diluted earnings per share because the exercise of the stock options would be anti-dilutive to earnings per share.

Unexercised warrants to purchase 1,097,962 shares of the Company’s common stock as of December 31, 2006, were not included in the computation of diluted earnings per share because the exercise of the warrants would be anti-dilutive to earnings per share. The 900,000 warrants issued in connection with a loan as per note L are excluded from the computation as they are used as collateral for the loan. As of December 31, 2005 there were 570,000 warrants to purchase shares of the Company’s common stock outstanding.

13. Revenue recognition

The Company earns its revenue from the sale of internally developed interactive software titles and from the sale of titles developed by and/or licensed from third-party developers. The Company also earns revenue from 3rd Party development activities.

The Company evaluates the recognition of revenue based on the criteria set forth in SOP 97-2, "Software Revenue Recognition", as amended by SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions" and U. S. Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as revised by SAB 104, "Revenue Recognition". The Company evaluates revenue recognition using the following basic criteria:

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

The Company defers revenues on sales which do not conform to the above listed criteria until such time that the billed amount is either paid or any attached right-of-return expires/terminates.

Some of the Company’s software products provide limited online functionality at no additional cost to the consumer. Currently, none of the Company’s products require an internet connection for use, and online functionality is perceived to be of only incidental value to the software product itself. When such functionality is offered to the consumer, the Company does not provide ongoing technical support for gameplay. Accordingly, the Company considers such features to be an insignificant deliverable and does not defer revenue related to products containing online features.

Revenue is recognized after deducting estimated reserves for returns, price concessions and other allowances. In circumstances when the Company does not have a reliable basis to estimate returns and price concessions or is unable to determine that collection of a receivable is probable, it defers the revenue until such time as it can reliably estimate any related returns and allowances and determine that collection of the receivable is probable.

Allowances for Returns, Price Concessions and Other Allowances

The Company accepts returns and grants price concessions in connection with its publishing arrangements. Following reductions in the price of its products, the Company grants price concessions which permit customers to take credits for unsold merchandise against amounts they owe the Company. The Company’s customers must satisfy certain conditions to allow them to return products or receive price concessions, including compliance with applicable payment terms and confirmation of field inventory levels.

The Company’s distribution arrangements with customers do not give them the right to return titles or to cancel firm orders. However, the Company sometimes accepts returns from its distribution customers for stock balancing and makes accommodations to customers, which include credits and returns, when demand for specific titles falls below expectations.

The Company makes estimates of future product returns and price concessions related to current period product revenue based upon, among other factors, historical experience and performance of the titles in similar genres, historical performance of a hardware platform, customer inventory levels, analysis of sell-through rates, sales force and retail customer feedback, industry pricing, market conditions and changes in demand and acceptance of its products by consumers.

Significant management judgments and estimates must be made and used in connection with establishing the allowance for returns and price concessions in any accounting period. The Company believes it can make reliable estimates of returns and price concessions. However, actual results may differ from initial estimates as a result of changes in circumstances, market conditions and assumptions. Adjustments to estimates are recorded in the period in which they become known.

14. Foreign Currency Translation

The functional currency for the Company’s foreign operations is primarily the applicable local currency. Accounts of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in other comprehensive income (loss). Realized and unrealized transaction gains and losses are included in income in the period in which they occur, except on inter-company balances considered to be long term. Transaction gains and losses on inter-company balances considered to be long term are recorded in other comprehensive income.

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s items of other comprehensive income (loss) are foreign currency translation adjustments, which relate to investments that are permanent in nature and therefore do not require tax adjustments.

15. New accounting pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The Company is currently in the process of evaluating the impact of SAB No. 108 on our financial position and results of operations.

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

16.  Reclassifications

Certain 2005 amounts have been reclassified to conform to the 2006 presentation

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

NOTE F - CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash, restricted cash and accounts receivable. Cash and restricted cash are deposited with high quality financial institutions. Accounts receivable are derived from revenue earned primarily from game distributors in Europe and the U.S.

The Company maintains cash balances at several major financial institutions. While the Company attempts to limit credit exposure with any single institution, balances often exceed insurable amounts.

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

If the financial condition and operations of the Company’s customers deteriorate, the Company’s risk of collection could increase substantially. A majority of the Company’s trade receivables are derived from sales to major distributors.

The Company’s four largest customers accounted for 88%, and 64% of net revenue in each of the two years ended December 31, 2006, and 2005, respectively. As of December 31, 2006, the four largest customers accounted for 58% of gross accounts receivable, respectively. Except for the largest customers noted above, all receivable balances from the remaining individual customers are less than 10% of the Company’s net receivable balance. Management believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience.

NOTE G - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2006:

	Carrying value	Estimated Life

Computers and office equipment	$1,813,213	3-5 years
Leasehold improvements	322,440	Initial lease term
Software	344,211	3-5 years
	2,479,864
Less accumulated depreciation	(1,595,401)
Net property and equipment	884,463

Depreciation expense for the years ended December 31, 2006, and 2005, was $315,175, and $280,480, respectively.

NOTE H - SOFTWARE DEVELOPMENT COSTS

The following table provides the details of software development costs for the year ended December 31, 2006:

Beginning balance	$3,601,041
Additions	3,169,886
Amortization	(835,461)
Write down	(1,907,117)
Foreign exchange	435,081
Ending balance	4,463,430
Less: current portion	3.115,659
Non-current portion	$1,347,771

The amount of software development costs resulting from advance payments and guarantees to third-party developers was $3,466,638 at December 31, 2006. In addition, software development costs at December 31, 2006 included an amounts of $2,659,470, related to titles that have not been released yet.

The non-current portion of the capitalized software development costs is expected to be amortized in 2008.

NOTE I - LONG-TERM DEBT

Long-term debt consists of the following at December 31, 2006:

Note payable to a landlord for leasehold improvements uncollateralized.
Payable in quarterly installments of approximately
$9,750. Final maturity in 2013.	$276,908
Less current maturities	(39,558)
Current portion	$237,350

Future maturities of long-term debt are as follows:

Year ending
December 31	Amount

2007	39,558
2008	39,558
2009	39,558
2010	39,558
2011	39,558
2012-2015	79,118
$276,908

NOTE J — BANK CREDIT FACILITY AND SHORT-TERM DEBT

Bank Credit Facility

On March 10, 2006, the Company entered into a credit facility with ABN-AMRO Bank N.V. in the amount of €1,250,000, or approximately $1.6 million. This credit facility bears interest at 7.0% and was due on October 15, 2006. As the credit facility is in default, the Company is no longer able to draw on this facility and has negotiated extension of the repayment terms. The outstanding amount is required to be repaid in four installments. The last installment is due on July 5, 2007. Under the terms of this credit facility, the Company entered into a negative pledge arrangement on the Intellectual Property owned by the Company. Additionally, the Company’s CEO Mr. Willem M. Smit has issued a personal guarantee to ABN AMRO Bank N.V. for this credit facility.

Short-term debt

On May 3, 2006, the Company entered into a loan agreement with a lender based in The Netherlands, pursuant to which the Company borrowed the principal amount of €300,000, or approximately $396,000. This loan bears compound interest at a rate of 60% per annum, and repayment of principal and interest was due on August 4, 2006, which due date was extended for an indefinite period of time under the same terms and conditions.

NOTE K — OTHER ACCRUED LIABILITIES

As of December 31, 2006, other accrued liabilities can be specified as follows:

Payroll taxes payable	$2,948,993
Loan penalty expense	1,318,600
Accrued interest	302,696
Royalties to be paid	549,078
Deferred Rent	458,572
Accrued wages and related personnel costs	311,523
Accrued expenses	229,436
Accrued board remuneration	122,602
$6,241,500

NOTE L - LOAN FROM SHAREHOLDERS

On May 24, 2006, the Company entered into a loan agreement with a lender based in the Netherlands, pursuant to which the Company borrowed the principal amount of €100,000, or approximately $132,000. This loan bears compound interest at a rate of 60% per annum, and repayment of principal and interest was due on August 24, 2006. Under this loan agreement, the Company pledged as a collateral any income generated by the Company publishing agreement with XIM Inc. On August 7, 2006, the Company extended the maturity date of this loan for an indefinite period of time under the same terms and conditions.

Since June 30, 2006, a lender based in Andorra has advanced loans to the Company in an aggregate principal amount of €40,000, or approximately $52,000. These loans bear interest at a rate of 4.0% per annum, and the repayment of the principal and interest was due in August 2006. The Company extended the maturity date of this loan until January 1, 2007 under the same terms and conditions.

Concurrent with the extension of this loan under an agreement dated September 1, 2006, the Company issued to this lender, warrants convertible into 40,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The warrants, fair valued at $0.88, may be exercised starting on September 1, 2007 and expire on September 1, 2009. A non cash interest charge of $35,000 was recorded in the consolidated financial statements in relation to the value of the warrants.

Loans from a lender based in The Netherlands

The Company entered into four loan agreements with a lender based in the Netherlands, and its director. On June 17, 2006 the company entered into a first agreement (the “First Loan”) pursuant to which the Company borrowed a principal amount of €600,000, or approximately $791,000 from this lender. The First Loan bears compound interest at a rate of 20% per annum, payable at maturity. The repayment of the principal and interest was due on August 17, 2006.

Concurrent with entering into the loan agreement on June 17, 2006, the Company issued to this lender warrants convertible into 100,000 shares of the Company’s common stock at an exercise price of $5.00 per share. The warrants, fair valued at $0.88, may be exercised starting on November 1, 2006 and expire on October 31, 2009. A non cash interest charge of $88,000 was recorded in the consolidated financial statements in relation to the value of the warrants.

On August 16, 2006 the Company entered into a second loan agreement (the “Second Loan”), pursuant to which the Company extended the maturity date of the First Loan to November 1, 2006, and also borrowed an additional principal amount of €1,000,000, or approximately $1,318,000. The second loan bears compound interest at a rate of 20% per annum, payable at maturity. The repayment of the principal and interest was due on October 31, 2006. As a condition to the Second Loan, the Company pledged all the Company’s intellectual property rights (second after the ABN-AMRO credit facility) as security and collaterized its accounts receivables to the lender. The Company had the option to extend the maturity date of the First and Second Loan to December 1, 2006, provided that the Company shall pay a total amount of principal and interest of €1,600,000, or approximately $2.1 million on the extended maturity date plus an amount of €1,600,000, or approximately $2.1 million as premium. In addition, the Company has the option to further extend the maturity date of the First and Second Loan beyond December 1, 2006, as discussed below.

Concurrent with entering into the second loan agreement the Company issued to this lender warrants convertible into 400,000 shares of the Company’s common stock at an exercise price of $2.50 per share. The warrants, fair valued at $0.017 may be exercised starting on November 1, 2006 and expire on October 31, 2009. A liability and debt discount of $6,800 has been recorded associated with these warrants as these warrants were issued as collateral until October 31, 2006. In accordance with the Second loan, the warrants would be returned to the Company for consideration of €500,000 or approximately $660,000 if received by October 31, 2006.

On September 5, 2006 the Company entered into a third loan agreement (the “Third Loan”), pursuant to which the Company borrowed a principal amount of €500,000, or approximately $660,000. The Third Loan bears compound interest at a rate of 20% per annum, payable at maturity. The repayment of the principal and interest was due on October 31, 2006. The Company has the option to extend the maturity date of the Third Loan to December 1, 2006, provided that the Company shall pay a total amount of principal and interest of €1,000,000, or approximately $1,318,000 on the extended maturity date. In addition, the Company has the option to further extend the maturity date of the First, Second and Third Loan beyond December 1, 2006, as discussed below.

Concurrent with entering into the Second and Third loan agreement the Company issued to this lender warrants convertible into 500,000 shares of the Company’s common stock at an exercise price of $3.50 per share. The warrants, fair valued at $0.004 per warrant, may be exercised starting on November 1, 2006 and expire on October 31, 2009. A liability and debt discount of $2,000 has been recorded associated with these warrants as these warrants were issued as collateral until October 31, 2006. In accordance with the Second loan, the warrants would be returned to the Company for consideration of €500,000 or approximately $660,000 if received by October 31, 2006.

On September 29, 2006 the Company borrowed an additional principal amount of €500,000, or approximately $660,000 (the “Fourth Loan”) from the lender who provided the First, Second and Third Loan. The Fourth Loan bears a compound interest at a rate of 20% per annum, payable at maturity. The repayment of the principal and interest was due on October 31, 2006. The Company has the option to extend the maturity date of the Fourth Loan to December 1, 2006, provided that the Company shall pay a total amount of principal and interest of €1,000,000, or approximately $1,318,000 on the extended maturity date. In addition, the Company has the option to further extend the maturity date of the First, Second, Third and Fourth Loan beyond December 1, 2006, provided that the Company pays a premium of €60,000, or approximately $79,000 per month.

The Company entered into a fixing agreement effective as of December 31, 2006. Repayment of the principal amount of these loans has been extended until May 15, 2007. Furthermore, it has been agreed that all other rights on cost, penalties of which ever kind for non- or late payment are waived, with the exception of the penalty of €1 million or $1.3 million. This penalty and the interest due has been recorded under the accrued interest expenses, which are classified under the ‘other accrued liabilities’.

Loans from shareholder at December 31, 2006 are comprised of the following:

Loan with a lender based in Andorra	52,744
Loans with a lender based in the Netherlands	3,428,360
Other receivables from shareholders	(23,131)
Less: unamortized debt discount	(8,087)
Loans from shareholder, less unamortized debt discount	$3,449,886

NOTE M - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2006 and 2005, respectively, are as follows:
	Year-ended	Year-ended
	December 31,	December 31,
	2006	2005 (restated)
Domestic:
Current	$0	$0
Deferred	0	0
	0	0
Foreign:
Current	0	78,901
Deferred	0	0
	0	78,901
State:
Current	0	0
Deferred	0	0
	0	0

Total	$0	$78,901

As of December 31, 2006, the Company has a net operating loss carry forward of approximately $500,000 to offset future for United States taxable income and approximately $37,000,000 to offset future Netherlands taxable income. Subject to current United States regulations, the approximate $500,000 carry forward will begin to expire in 2020. The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code and the Dutch Government. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the United States carry forwards.

The Company's income tax expense (benefit) for the years ended December 31, 2006 and 2005, respectively, differed from the statutory rate of 29% as noted below:

	Year-ended	Year-ended
	December 31,	December 31,
	2006	2005 (restated)

Statutory rate applied to loss before income taxes	(12,548,400)	(3,289,200)
Increase (decrease) in
income taxes resulting from:
Foreign income taxes	11,979,589	2,771,700
State income taxes	-	-
Deferred income taxes	-	-
Non-deductible items:
Imputed expense related to common stock
issued at less than “fair value”	414,040	364,900
Other, including reserve for deferred tax asset
and effect of graduated tax brackets	154,772	152,600
Total income tax expense (benefit)	$-	$-

Temporary differences, consisting primarily of the timing of the utilization of net operating loss carry forwards, give rise to deferred tax assets as of December 31, 2006.

Net operating loss carry forwards	12,548,000
Less valuation allowance	(12,548,000)
Net Deferred Tax Asset	-

NOTE N — LONG-TERM DEBT

Long-term debt consists of a note payable to a landlord for leasehold improvements, payable in quarterly installments of approximately $9,750 through 2013. This note does not bear interest. As of December 31, 2006, this can be specified as follows:

Note payable	$276,908
Less current maturities	39,558

Long term debt, less current maturities	$237,350

NOTE O - SHAREHOLDER’S EQUITY TRANSACTIONS

Preferred stock

As of December 31, 2006, the Company has 20,000,000 shares of par value $ 0.001 preferred stock authorized but unissued. The rights, preferences, and restrictions of the preferred stock may be designated by the Board of Directors without further action by our shareholders.

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

On December 31, 2006, the Company exchanged 627,016 shares of its common stock to an accredited investor based in Spain for the repayment of a loan payable in the amount of approximately $ 721,000, or approximately $1.15 per share. The exchange was made pursuant to the terms of a Subscription Agreement, dated as of December 31, 2006, which agreement contained confidentiality and non-disclosure agreements and covenants.

Concurrent with the December 31, 2006 loan conversion, the Company issued warrants to purchase 313,508 shares of common stock at an exercise price of $2.75 per share. The warrants may be exercised starting on January 1, 2008 and expire on January 1, 2011.

On December 31, 2006, the Company sold 114,661 of its common stock to an accredited investor based in the Netherlands at $1.15 per share for total cash consideration of approximately $131,860. The sale was made pursuant to the terms of a Subscription Agreement, dated as of December 31, 2006. This sale was made without registration in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended. The shares are “restricted securities” in that the sense that they are marked with a legend with reference to Rule 144. The Company did not utilize an underwriter for this offering of its securities and no sales commissions were paid to any third party in connection with this sale.

Concurrent with the December 31, 2006 stock sales, the Company issued warrants to purchase 57,331 shares of common stock at an exercise price of $2.75 per share. The warrants may be exercised starting on January 1, 2008 and expire on January 1, 2010.

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

On November 1, 2006, pursuant to the appointment as Interim Chief Financial Officer, the Company granted Wilbert Knol 60,000 options to purchase shares of the Company’s common stock at an exercise price of $2.50 per share A total of 20,000 shares of these options will vest on May 4, 2008, and the remaining options will vest in two equal installments on May 4, 2009 and May 4, 2010.

We granted to Mr. Kohne, 250,000 options to purchase shares of our common stock at an exercise price of $3.50 per share. A total of 62,500 shares of these options will vest on October 1, 2007, and the remaining options will vest in three equal installments on October 1, 2008, October 1, 2009 and October 1, 2010. These options were cancelled on December 1, 2006 upon termination of the employment of Mr. Kohne per the same date.

A summary of our stock options for the two years ended December 31, 2006 is as follows:

		Number of options

Options outstanding at January 1, 2005		-
Issued	390,000
Exercised	-
Expired/Terminated	-
Options outstanding at December 31, 2005

Options outstanding at January 1, 2006		390,000
Issued	210,000
Exercised	-
Expired/Terminated	(250,000)
Options outstanding at December 31, 2006		(40,000)
		350,000

The weighted average exercise price of all issued and outstanding options at December 31, 2006 is approximately $3.07.

Restricted stock awards are expensed on a straight-line basis over the vesting period, which typically ranges from two to five years. As of December 31, 2006, the total future unrecognized compensation cost, net of estimated forfeitures, related to outstanding unvested restricted stock is approximately $317,000 and will be recognized as compensation expense on a straight-line basis over the remaining vesting period, which is through fiscal year ended December 31, 2010. The Company recognized $414,000 of stock-based compensation related to its restricted stock awards for the year ended December 31, 2006.
The following table summarizes the activity in non-vested restricted stock under the Company’s stock-based compensation plans:
		Weighted average
	Number of options	shares grant price
Non-vested restricted stock at December 31, 2005	390,000	3.50
Granted	210,000	2.79
Vested	-	-
Forfeited	(250,000)	3.50
Non-vested restricted stock at December 31, 2006	350,000	3.07

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
The implementation of SFAS No. 123R has the following effect on the statement of operations for the three months and year ended December 31, 2006:

Year Ended December 31, 2006
Net loss before stock option expense	$(11,477,419)
Less stock option expense	345,052
Net loss as reported	$(11,822,471)

The following table illustrates the effect on the net loss and loss per share as if the Company had applied the fair value recognition provisions of FAS No. 123R for the three months and year ended December 31, 2006.

Year Ended December 31, 2005 (restated)
Net loss applicable to common shareholders, as reported	$(9,674,005)

Deduct: total stock-based compensation expense under fair
value method for awards, net of related tax effect	(2,315)

Net loss applicable to common shareholders, pro forma	$(9,676,320)

Loss per share:
Basic and diluted loss, as reported	$(0.42)

Basic and diluted loss, pro forma	$(0.42)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

The following table summarizes the assumptions and variables used by the Company to compute the weighted average fair value of stock option grants:
	December 31, 2006	December 31, 2005
Risk-free interest rate	5.0%	4.5%
Expected stock price volatility	12.2%	61.2%
Expected term until exercise (years)	4	4
Dividends	none	none

NOTE P — OTHER RELATED PARTY TRANSACTIONS

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

Furthermore Mr. Willem M. Smit has a current account with the Company. As of December 31, 2006 the balance of this account amounts to approximately $23,000 (payable to the Company) which is included in the Loans from shareholders. This amount been reduced significantly and will be further reduced to zero during 2007.

Effective January 1, 2006 the Company entered into a service agreement with Altaville Investments B.V., a company beneficially owned by its CEO Willem M. Smit. The Company pays for certain service among others house keeping and cleaning services provided by Altaville to the Company an annual aggregate amount of $ 49,843 which is paid in twelve monthly installments. No amounts have been recorded during the year ended Decmeber 31, 2005.

NOTE Q - COMMITMENTS AND CONTINGENCIES

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

On March 30, 2007, Fortis Vastgoed B.V. (plaintiff) filed a motion to institute accelerated proceedings against Playlogic International N.V.(defendant)  with the Court of Amsterdam (Kantongerecht) the Netherlands. Fortis claims evacuation of the offices at Amstelveenseweg 639-710 in Amstelveen with immediate effect and damages in the amount of € 142,249 plus € 91,626 for each quarter following April 1, 2007 till the end of the lease term expiring on May 31, 2011 in case Fortis is unable to agree on a lease for the offices with a third party (or approximately $ 187,569 using December 31, 2006 exchange rates) in view of the alleged unlawful non performance by Playlogic under the lease agreement dated June 1, 2005.

Moreover the Company is involved in a number of minor legal actions incidental to its ordinary course of business.

With respect to the above matters, the Company believes that it has adequate legal claims or defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future financial position or results of operations.

Office leases

The Company leases it’s executive offices located at Concertgebouwplein 13 in Amsterdam from Mr. Prof. Dr. D. Valerio. This lease agreement expired on March 31, 2007. This lease agreement contained an extension option, which has extended the expiration date to March 31, 2012. The lease requires annual payments of approximately$81,000 (€59,000) per year, to be paid in quarterly installments.

Our subsidiary, Playlogic Game Factory, B. V., previously operated in leased offices, located at Hoge Mosten 16-24 in Breda, from Kantoren Fonds Nederland B.V. pursuant to a lease agreement which expired on February 28, 2007. The lease requires annual payments of approximately $85,000 (€62,500) per year. Due to space limitations, Playlogic Game Factory, B. V. has abandoned this property and is no longer using this location, by an official notice to the landlord. The landlord has granted the Company permission to sublease this property; however, to date, the Company has not found an interested party to date. The Company has accrued the total obligation due to the landlord under the original terms of the lease as of the abandonment date.

Our subsidiary, Playlogic Game Factory, B. V., leases offices located at Hambroeklaan 1 in Breda from Neglinge BV pursuant to a lease agreement which expires on October 1, 2013. This lease agreement contains an extension option, which if exercised, will extend the expiration date to October 1, 2018. At the execution of this lease agreement, the landlord committed itself to invest approximately $409,000 (€300,000) in leasehold improvements which are scheduled to be repaid by Playlogic Game Factory B.V. over a 10 year period. The lease requires annual payments of approximately$41,000 (€30,000) per year, payable in quarterly installments.

On June 1, 2005, the Company entered into a new lease agreement for new corporate offices at Amstelveenseweg 639-710 in Amstelveen. The move of our offices to this location has been delayed following late commissioning of entrance and elevators. We will start using this office now as from June 2007.
The lease requires annual payments of approximately$273 (€200.00) per square meter for rent and $34.00 (€25.00) per square meter for service costs. Payment started December 1, 2006 for approximately ½ of the leased premises (approximately 750 square meters) and in June 2007, payment will start on the second ½ of the leased premises (approximately 750 square meters). Payment of the service costs for each of the 750 square meter segments began at the execution of the lease agreement. The lease expires in June 2011.

Future non-cancellable lease payments on the above leases for office space are as follows:

Year ending
December 31	Amount
2007	$801,850
2008	788,107
2009	788,107
2010	788,107
2011-2015	2,175,337
Totals	$5,341,508

Transportation leases
The Company leases 23 automobiles for certain officers and employees pursuant to the terms of their individual employment agreements under operating lease agreements. These agreements are for terms of 3 to 4 years and begin to expire in 2007. The leases require monthly aggregate payments of approximately $24,760.

Future non-cancelable lease payments on the above leases for automobile leases are as follows:

Year ending
December 31,	Amount
2007	$146,563
2008	94,025
2009	50,042
2010	-
2011-2015	-
Totals	$290,630

Employment agreements

In July 2005, Playlogic International amended an existing employment agreement (effective February 1, 2002) with Rogier Smit, Executive Vice President. The agreement is for an indefinite period, but can be terminated by the Company upon twelve months notice or by Mr. Smit upon six months notice. Mr. Smit´s starting salary was $9,427 (€7,500) per month. On July 1, 2005, his base salary increased to $15,009 (€11,000) per month. In addition to his salary, Mr. Smit is entitled to a company car. Pursuant to the agreement, Mr. Smit is also subject to confidentiality, non-competition and invention assignment requirements.

In January 2005, Playlogic International entered into an employment agreement with Stefan Layer, Chief Marketing & Sales Officer, effective as of April 1, 2005. Pursuant to the terms of the agreement, Mr. Layer is responsible for marketing, sales and licensing. The agreement is for an indefinite period, but can be terminated by the Company upon six months notice or by Mr. Layer upon three months notice. Mr. Layer's starting salary is $15,009 (€11,000) per month. In addition to his salary, Mr. Layer is entitled to an annual bonus equal to 1% of our net profit of the net consolidated year figures after taxes and a company car. Under this agreement, Mr. Layer received 500,000 ordinary shares of Playlogic International at a nominal value of $0.068 (€0.05) per share which were exchanged for 364,556 shares of the Company's common stock. Such shares are subject to a two-year lock up period. After the lock up period Mr. Layer will be permitted to sell up to 50% of his shares each year. If Mr. Layer terminates the agreement or is dismissed, the shares he still owns must be sold back to the Company at nominal value. Pursuant to the agreement, Mr. Layer is also subject to confidentiality, non-competition and invention assignment requirements.

In August 2005, Playlogic International entered an employment contract with Maarten Minderhoud as General Counsel effective as of September 1, 2005. The agreement is for an indefinite period but can be terminated by the Company upon six months notice or by Mr. Minderhoud upon 3 months notice. Mr. Minderhoud’s starting salary will be $15,055 (€11,034) per month. . In addition to his salary, Mr. Morel is entitled to a company car. On September 1, 2005, pursuant to the agreement, Mr. Minderhoud received 30,000 shares of the Company's common stock at par value of $0.001. Such shares will be subject to a two-year lock up period. After the lock up period Mr. Minderhoud will be permitted to sell up to 50% of his shares each year. Pursuant to the agreement, Mr. Minderhoud was granted 40,000 options to purchase shares of common stock of the Company at an exercise price of $3.50 per share. 10,000 of these options vest on September1, 2007, and 10,000 of the remaining options will vest on September1, 2008, September1, 2009 and September 1, 2010. Pursuant to the agreement, Mr. Minderhoud is also subject to confidentiality, non-competition and invention assignment requirements.

In August 2005, Playlogic International entered an employment contract with Dominique Morel as Chief Technology Officer effective as of September 14, 2005. The agreement is for an indefinite period but can be terminated by the Company upon six months notice or by Mr. Morel upon 3 months notice. Mr. Morel’s starting salary will be $15,008.50 (€11,000) per month. In addition to his salary, Mr. Morel is entitled to a company car. Pursuant to the agreement, Mr. Morel was granted 100,000 options to purchase shares of common stock of the Company at an exercise price of $3.50 per share. 25,000 of these options vest on October 1, 2007, and 25,000 of the remaining options will vest on October 1, 2008, October 1, 2009 and October 1, 2010. Pursuant to the agreement, Mr. Morel is also subject to confidentiality, non-competition and invention assignment requirements.

In November 2006, Playlogic International amended the existing employment agreement of Wilbert Knol (Corporate controller as of December 1, 2005) as Chief Financial Officer ad interim effective as of November 1, 2006. The agreement is for an indefinite period but can be terminated by the Company upon two months notice or by Mr. Knol upon 1 months notice. Mr. Knol’s starting salary as CFO a.i. will be $12,310.45 (€9,336) per month. In addition to his salary, Mr. Knol is entitled to a company car. Pursuant to the agreement we granted to Mr. Knol, 60,000 options to purchase shares of our common stock at an exercise price of $2.50 per share. A total of 20,000 shares of these options will vest on May 4, 2008, and the remaining options will vest in two equal installments on May 4, 2009, May 4, 2010. Pursuant to the agreement, Mr. Morel is also subject to confidentiality, non-competition and invention assignment requirements.

Mr. Kohne was a party to an employment agreement with the Company dated October 1, 2005. The agreement has been terminated effective December 1, 2006 without any further obligation for the Company. Options granted pursuant to the employment agreement were cancelled effective December 1, 2006. 90,000 Shares of common stock awarded upon signing of the employment agreement were sold back by Mr Kohne to the Company at an aggregate price of $ 1.

Software development contracts

The Company has entered into six (6) separate software development contracts with unrelated entities. These contracts require periodic payments of agreed-upon amounts upon the achievement of certain developmental milestones, as defined in each individual contract. All of these contracts have completion deadlines of less than one (1) year from the contract execution and will require an aggregate funding liability of approximately $2.6 million through completion.

NOTE R - SEGMENT INFORMATION AND REVENUE CONCENTRATIONS

The Company sells it’s products to wholesale distributors in various domestic and foreign markets. The following table shows the Company’s gross revenue composition:

	Year ending		Year ending
	December 31, 2006		December 31, 2005

Europe and United Kingdom
Customer A	1,872,371	37%	558,181	31%
Customer B	1,238,058	25%	262,529	14%
Customer C	167,235	3%	0	0%
Others	376,694	7%	616,636	34%
	3,654,358	72%	1,437,346	79%
Middle East/Africa
Others	54,637	1%	13,982	1%
	54,637	1%	13,982	1%

Asia
Others	0	0%	0	0%
	0	0%	0	0%

United States & Canada
Customer D	905,075	18%	353,817	19%
Customer E	417,933	9%	0	0%
others	10,514	0%	19,054	1%
	1,333,522	27%	372,871	20%

South America
Others	0	0%	0	0%
	0	0%	0	0%

Total revenue as reported	5,042,517	100%	1,824,199	100%