Form 10QSB
period 2007-03-31
PLAYLOGIC ENTERTAINMENT INC
filed 2007-04-25
CIK 1141590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended: March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at March 31, 2007
Common Stock, par value $.001 per share	25,332,109 shares

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PLAYLOGIC ENTERTAINMENT, INC.

FORM 10-QSB

CONTENTS

PART I -- FINANCIAL INFORMATION		Page No.

Item 1.	Financial Statements	3

Item 2.	Management’s Discussion and Analysis	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Irem 4	Controls and Procedures	18

PART II -- OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures
		20
Exhibit Index
		21
Certifications		Attached

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(UNAUDITED)
March 31, 2007

ASSETS
Current Assets
Cash	$6,601
Accounts receivable
Trade, net of allowance for doubtful accounts	1,031,723
Receivable from officers	47,935
Value Added Taxes from foreign governments	704,391
Software development costs	5,268,294
Prepaid expenses and other	1,211,246

Total current assets	8,270,190

Net property and equipment	853,709

Other assets
Software development costs, net of current portion	509,037
Restricted cash	155,551

Total other assets	664,588

Total Assets	$9,788,487

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilites
Bank line of credit	$1,841,720
Short-term debts	532,920
Warrant derivatives	7,373
Current maturities of long-term debt	39,969
Accounts payable - trade	5,193,007
Other accrued liabilities	6,672,501
Deferred revenues	450,757
Loan from shareholders	5,228,566

Total current liabilities	19,966,813

Long-term debt, less current maturities	229,822

Total Liabilities	20,196,635

Commitments and contingencies

Shareholders' Deficit
Preferred stock - $0.001 par value. 20,000,000 shares authorized. None issued and outstanding	-
Common stock - $0.001 par value.100,000,000 shares authorized. 25,332,109 shares issued and outstanding	25,332
Additional paid-in capital	42,621,112
Deferred Compensation-Employee Stock Options	216,287
Accumulated currency translation adjustments reserve	(2,544,208)
Accumulated deficit	(50,726,671)
(10,408,148)
Stock subscriptions receivable	-

Total shareholders' deficit	(10,408,148)

Total Liabilities and Shareholders' Deficit	$9,788,487

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2007	2006 (restated)

Revenues
Net Revenue	$3,482,596	$2,719,610

Cost of sales
Direct costs of production	(1,086,401)	(1,761,625)

Gross profit	2,396,195	957,985

Operating expenses
Research and development	22,719	343,691
Selling and marketing	464,792	89,670
General and administrative	748,604	1,602,021
Depreciation	81,690	78,498
Total operating expenses	1,317,805	2,113,880
Income / (Loss) from operations	1,078,390	(1,155,895)

Other income/(expense)
Interest expense	(319,446)	(76,827)
Realized and unrealized exchange losses	-	35,217

Income/(Loss) before provision for income taxes	758,944	(1,197,505)
Provision for Income Taxes	-	-

Net Income / (loss)	758,944	(1,197,505)

Net loss per weighted-average share of common stock outstanding, computed on Net Loss
- basic and fully diluted	0.03	(0.05)

Weighted-average number of shares of common stock outstanding
- basic and fully diluted	25,332,109	22,865,402

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2007	2006 (restated)
Net cash provided by (used in) operating activities	$23,101	$(1,195,288)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for software development	(1,696,303)	(1,431,504)
Cash paid to acquire property and equipment	(42,314)	(108,288)
Net cash used in investing activities	(1,738,617)	(1,539,793)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank line of credit	30,229	(23,571)
Net activity on short term notes	(407,132)
Principal payments on long-term debt	(9,850)	6,552
Cash advanced by affiliated entities	-	495,743
Cash received from shareholder loans	2,090,418	(114,683)
Proceeds from sales of common stock	-	1,178,065
Collections on stock subscriptions receivable	-	1,200,000
Cash paid to acquire capital	-	(4,399)
Net cash provided by financing activities	1,703,665	2,737,708

Effect of foreign exchange on cash	1,915	-

Decrease in Cash	(9,936)	2,627
Cash at beginning of period	16,537	139,760

Cash at end of period	$6,601	$142,387

Supplemental disclosures of interest and income taxes paid
Interest paid during the period	$-	$76,827
Income taxes paid (refunded)	-	-

Supplemental disclosures of non-cash investing and financing activities
Common stock issued to repay notes payable	$-	$918,652
Cost of acquiring capital paid with issuance of common stock	$-	$13,200

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Playlogic Entertainment, Inc. (“the Company, “we”, “us” or similar pronouns) is a developer and publisher of interactive entertainment products, such as video game software and other digital entertainment products. We publish for most major interactive entertainment hardware platforms, such as Sony’s PlayStation 3 and Playstation2, Microsoft’s Xbox and Xbox360, Nintendo’s Wii, PCs and handheld devices (such as Nintendo DS, and PSP) and mobile devices.

Our principal sources of revenue are derived from publishing operations. Publishing revenues are derived from the sale of our digital entertainment products. We own most of the intellectual properties of our products.

As a publisher, we are responsible for publishing, sales and marketing of our products. We sell our products to distributors, who sell to retail. Furthermore, we sell directly to consumers through online distribution channels, at least two months after the product was made available at retail.

NOTE B - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements include the accounts of the Company and reflect all adjustments necessary for fair presentation of our financial position, results of operations and cash flows. Inter-company accounts and transactions have been eliminated. The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in these condensed consolidated financial statements and accompanying notes. We adhere to the same accounting policies in preparation of interim financial statements. As permitted under generally accepted accounting principles, interim accounting for certain expenses, including income taxes are based on full year assumptions when appropriate. Actual results could differ materially from those estimates.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), although we believe that the disclosures are adequate to make the information presented not misleading. These condensed consolidated financial statements and accompanying notes should be read in conjunction with our annual consolidated financial statements and the notes thereto for the fiscal year ended December 31, 2006, included in our Annual Report on Form 10-KSB for the year ended December 31, 2006.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation.

Earnings Per Share

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

Unexercised stock options to purchase 350,000 shares of the Company’s common stock as of March 31, 2007, respectively, were not included in the computation of diluted earnings per share because the exercise of the stock options would be anti-dilutive to earnings per share.

Unexercised warrants to purchase 1,097,962 shares of the Company’s common stock as of March 31, 2007, were not included in the computation of diluted earnings per share because the exercise of the warrants would be anti-dilutive to earnings per share. The 900,000 warrants issued in connection with a loan as per note L our Annual Report on Form 10-KSB for the year ended December 31, 2006 are excluded from the computation and reflected as a liability as they are used as collateral for the loan.

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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2007, the Company had an accumulated deficit of approximately $50.7 million, a shareholders’ deficit of approximately $10.4 million and a working capital deficit of approximately $16.9 million. Although the Company realized a net profit of $ 759,000 and positive operating cash flows of approximately $23,000 during the three months ended March 31, 2007, the financial position raises uncertainties about the Company’s ability to continue as a going concern.

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

NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE E - COMPREHENSIVE INCOME/(LOSS)

Components of comprehensive income/(loss) are as follows:

	Three months ended March 31,
	2007	2006

Net income / (loss)	$58,944	$1,197,505)
Foreign currency translation adjustment	(104,667)	(107,619)
Comprehensive income / (loss)	$54,277	$1,305,124)

NOTE F - SOFTWARE DEVELOPMENT COSTS

The following table provides the details of software development costs for the three months ended March 31, 2007:

Beginning balance	$4,463,430
Additions	1,693,280
Amortization	(446,829)
Write down	0
Foreign exchange	67,047
Ending balance	5,777,331
Less: current portion	5,268,294
Non-current portion	$509,037

The amount of software development costs resulting from advance payments and guarantees to third-party developers was $4,888,490 at March 31, 2007. In addition, software development costs at March 31, 2007 included an amounts of $1,353,190, related to titles that have not been released yet.

The non-current portion of the capitalized software development costs is expected to be amortized in 2008.

NOTE G - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:
Payroll taxes payable	$2,835,642	a)
Deferred payroll taxes	521,400
Loan penalty expense	1,318,600
Accrued interest	529,957
Royalties to be paid	200,391
Deferred Rent	458,572
Accrued wages and related personnel costs	435,725
Invoices to be received	205,174
Board remuneration to be paid	129,261
Other accrued liabilities	37,778
	$6,672,501

_________________

a) Payroll taxes payable can be partly offset against VAT refund claimed as included in other receivables.

NOTE H - LOAN FROM SHAREHOLDERS

On February 23, 2007, the Company entered into a loan agreement with a lender based in the Netherlands, pursuant to which the Company borrowed the principal amount of €1,600,000, or approximately $2,100,000. This loan bears compound interest at a rate of 10% per annum. The principle and the interest will be repaid in full by the end of August 2007. Under this loan agreement, the Company pledged all its IP as collateral and assigned all its receivables.

Loans from shareholder at March 31, 2007 are comprised of the following:

Loan with a lender based in Andorra	$53,292
Loans with a lender based in the Netherlands	5,182,647
Less: unamortized debt discount	(7,373)
Loans from shareholder, less unamortized debt discount	$5,228,566

NOTE I - COMMITMENTS AND CONTINGENCIES

Litigation
On March 30, 2007, Fortis Vastgoed B.V. (plaintiff) filed a motion to institute accelerated proceedings against Playlogic International N.V.(defendant)  with the Court of Amsterdam (Kantongerecht) the Netherlands. Fortis claims evacuation of the offices at Amstelveenseweg 639-710 in Amstelveen with immediate effect and damages in the amount of € 142,249 plus € 91,626 for each quarter following April 1, 2007 till the end of the lease term expiring on May 31, 2011 in case Fortis is unable to agree on a lease for the offices with a third party (or approximately $ 187,569 using December 31, 2006 exchange rates) in view of the alleged unlawful non performance by Playlogic under the lease agreement dated June 1, 2005. On April 17 the Court of Amsterdam (Kantongerecht) the Netherlands issued a permanent injunction that the Company has to evacuate the offices at Amstelveenseweg 639-710 in Amstelveen within fourteen (14) days following registered notice of injunction to defenfant unless payment of all amounts due have been made by defendant to plaintiff within one month following April 17, 2007.

Moreover the Company is involved in a number of minor legal actions incidental to its ordinary course of business.

With respect to the above matter, the Company believes that it has adequate legal claims or defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future financial position or results of operations.

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

NOTE J — OTHER RELATED PARTY TRANSACTIONS

Willem M. Smit, the Company’s Chief Executive Officer, has agreed to not receive any cash compensation until such time that the Company achieves positive cash flows from operations. However, the Company does reimburse Mr. Smit for his business related expenses and provides him with an automobile. As Mr. Smit provides executive management and oversight services to the Company, an amount of $100,000 per annum (or $25,000 per quarter) is imputed as the value of his services and recorded as additional contributed capital to the Company.

Furthermore Mr. Willem M. Smit has a current account with the Company, the balance of which is recorded as a receivable from officers. Given the nature of the transactions that resulted in this balance management believes this is no violation of section 4.02 of the Sarbanes Oxley Act. However, it is management’s policy that no receivables from officers exist and management will ensure this amount to be reduced to zero during 2007.

Effective January 1, 2006 the Company entered into a service agreement with Altaville Investments B.V., a company beneficially owned by its CEO Willem M. Smit. The Company pays for certain service among others house keeping and cleaning services provided by Altaville to the Company an annual aggregate amount of $ 49,843 which is paid in twelve monthly installments.

NOTE K - SEGMENT INFORMATION AND REVENUE CONCENTRATIONS

The Company sells it’s products to wholesale distributors in various domestic and foreign markets. The following table shows the Company’s gross revenue composition:

	Three months ended March 31,
	2007		2006

Europe and United Kingdom
Customer A	2,211,950	70%	558,181	31%
Customer B	433,398	10%	262,529	14%
Customer C	525,331	12%	0	0%
Others	311,911	7%	616,636	34%
	3,482,596	100%	1,437,346	79%
Middle East/Africa
Others	0	0%	13,982	1%
	0	0%	13,982	1%

Asia
Others	0	0%	0	0%
	0	0%	0	0%

United States & Canada
Customer D	0	0%	353,817	19%
Customer E	0	0%	0	0%
others	0	0%	19,054	1%
	0	0%	372,871	20%

South America
Others	0	0%	0	0%
	0	0%	0	0%

Total	3,482,596	100%	1,824,199	100%

Item 2. Management’s Discussion and Analyses of Financial Condition and Results of Operation

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

Different studios and developers frequently contact us requesting financing and publishing of their games. We evaluate each of these offers based on several factors, including sales potential (primarily based on past performance by the studio or developer), technology used, track record and human resources of the studio.

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

We believe that greater online functionalities, applications and distribution on the new platforms will improve revenues and help our industry grow. In addition, according to DFC Intelligence, new sales potential, revenue opportunities from wireless gaming, online console gaming, and in-game advertising are expected to grow from $1 billion in 2005 to $5 billion in 2009.

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

Material agreements

We entered into the following material agreements in the three months ended March 31, 2007:

Obscure 2 agreement. On March 13, 2007, we signed an agreement with the French Developer Hydravision to publish the game Obscure 2 worldwide excluding Russia and Japan. Obscure 2 is a survival horror game.

Critical Accounting Policies and Estimates

Our most critical accounting policies, which are those that require significant judgment, include: capitalization and recognition of software development costs and licenses; share-based compensation and revenue recognition. In-depth descriptions of these can be found in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 (the “2006 Form 10-K”). There have been no material changes in our existing accounting policies from the disclosures included in our 2006 Form 10-K.

Recently Issued Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which clarifies the definition of fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurement.  SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 will be effective for us on November 1, 2008. We are currently assessing whether the adoption of SFAS 157 will have an impact on our financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for us on November 1, 2007. We are currently evaluating the impact of applying SAB 108 but do not believe that its application will have a material effect on our financial position, cash flows, or results of operations.

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109 (“FIN 48”), to create a single model to address the accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for us beginning November 1, 2007. The cumulative-effect of adopting FIN 48 will be recorded to opening retained earnings. Management is currently evaluating the effect, if any, that the adoption of FIN 48 will have on our consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

          Net sales. Net sales for the three months ended March 31, 2007 were $3,482,596 as compared to $2,719,610 for the three months ended March 31, 2006. This increase in revenue is primarily related to the release of Infernal and Sparta Ancient Wars through our global distribution agreement with Eidos.

          Gross Profit. Gross profit totaled $2,396,195 for the three months ended March 31, 2007. For the three months ended March 31, 2006, gross profit totaled $957,985. This increase in gross profit is primarily the result of the increase in net sales.

          Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses totaled $1,213,396, for the three months ended March 31, 2007. For the three months ended March 31, 2006, selling, general and administrative expenses totaled $1,691,691. This represents a decrease of $478,295 or 28%. This decrease in selling, general and administrative expenses is due to managements’ focus on cost control and debt restructuring.

          Research and Development. Research and development expenses totaled $22,719 for the three months ended March 31, 2007. For the three months ended March 31, 2006, research and development totaled $343,691. This represents a decrease of $320,972 or 93%. This decrease is due to costs in relation to 3rd party development activities being classified as Cost of Sales.

          Depreciation. Depreciation expenses totaled $81,690 for the three months ended March 31, 2007. For the three months ended March 31, 2006, the depreciation expense totaled $78,498.

          Interest Expense. Interest expense totaled $319,446 for the three months ended March 31, 2007. For the three months ended March 31, 2006, interest expense totaled $76,827. This represents an increase of $242,619, or 315%. This increase in interest expense is primarily due to the increase of interest bearing short term loans.

          Net Result. Our net profit was $758,944 for the three months ended March 31, 2007. For the three months ended March 31, 2005, the net loss totaled $1,197,505. The increase of the result is primarily the result of new titles released to market in the first quarter of Fiscal 2007. Furthermore, the Company continues to focus on controlling operating expenses and debt restructuring.

          Other comprehensive income. Other comprehensive income represents the change of the Currency Translation Adjustments balance during the reporting period. The Currency Translation Adjustments balance that appears in the stockholders’ equity section is cumulative in nature and is a consequence from translating all assets and liabilities at current rate whereas the stockholders’ equity accounts are translated at the appropriate historical rate and revenues and expenses being translated at the weighted-average rate for the reporting period. The Change in currency translation adjustments was $(104,667) for the three months ended March 31, 2007 and $(107,619) for the three months ended March 31, 2006.

Liquidity and Capital Resources

As of March 31, 2007, our cash balance was $6,601.

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

Our net accounts receivable, after providing an allowance for doubtful accounts, at March 31, 2007 was $1,031,723.

Fluctuations in Quarterly Operating Results and Seasonality

We have experienced fluctuations in quarterly operating results as a result of the timing of the introduction of new titles; variations in sales of titles developed for particular platforms; market acceptance of our titles; development and promotional expenses relating to the introduction of new titles; sequels or enhancements of existing titles; projected and actual changes in platforms; the timing and success of title introductions by our competitors; product returns; changes in pricing policies by us and our competitors; the accuracy of retailers’ forecasts of consumer demand; the size and timing of acquisitions; the timing of orders from major customers; and order cancellations and delays in product shipment. Quarterly comparisons of operating results are not necessarily indicative of future operating results.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders’ equity. For the three months ended March 31, 2007, our accumulated foreign currency translation adjustment loss was approximately $2.5 million. The foreign exchange transaction loss recognized in our statement of operations for the three months ended March 31, 2007 was approximately $ 104,000.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2007, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On June 1, 2005, we entered into a lease for new offices at Amstelveenseweg 639-710 in Amstelveen. The move of our offices to this location has been delayed following late commissioning of entrance and elevators. The Company now intends to start using this office now as from June 2007.

On March 30, 2007, Fortis Vastgoed B.V. (plaintiff) filed a motion to institute accelerated proceedings against Playlogic International N.V.(defendant)  with the Court of Amsterdam (Kantongerecht) the Netherlands. Fortis claims evacuation of the offices at Amstelveenseweg 639-710 in Amstelveen with immediate effect and damages in the amount of € 142,249, which is included in the accrued liabilities, plus € 91,626 for each quarter following April 1, 2007 till the end of the lease term expiring on May 31, 2011 in case Fortis is unable to agree on a lease for the offices with a third party (or approximately $ 187,569 using December 31, 2006 exchange rates) in view of the alleged unlawful non performance by Playlogic under the lease agreement dated June 1, 2005. On April 17 the Court of Amsterdam (Kantongerecht) the Netherlands issued a permanent injunction that the Company has to evacuate the offices at Amstelveenseweg 639-710 in Amstelveen within fourteen (14) days following registered notice of injunction to defenfant unless payment of all amounts due have been made by defendant to plaintiff within one month following April 17, 2007.

Except as referred to above there were no new material legal proceedings or material developments to the pending legal proceedings that have been previously reported in Part I, Item 3 of our 2007 Form 10-K.  A full discussion of our pending legal proceedings is also contained in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements” of this Report.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2 - Changes in Securities.

No response required.

Item 3 - Defaults Upon Senior Securities.

No response required.

Item 4 - Submission of Matters to a Vote of Security Holders.

No response required.

Item 5 - Other Information.

No response required.

Item 6. Exhibits

Exhibits:

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Playlogic International, Inc.

Dated: April 25, 2007	By:	/s/ Willem M. Smit
Willem M. Smit Chief Executive Officer

Exhibit Index

Exhibits:

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.