Form 10QSB
period 2007-06-30
PLAYLOGIC ENTERTAINMENT INC
filed 2007-08-20
CIK 1141590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the period ended: June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from                    to

Commission File Number:0-49649

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at June 30, 2007
Common Stock, par value $.001 per share	26,783,232 shares

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PLAYLOGIC ENTERTAINMENT, INC.

FORM 10-QSB

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
June 30, 2007

ASSETS
Current Assets
Cash	$9,487
Accounts receivable
Trade, net of allowance for doubtful accounts	701,101
Receivable from officers	73,781
Value Added Taxes from foreign governments	821,397
Software development costs	4,157,460
Prepaid expenses and other	1,150,612

Total current assets	6,913,838

Net property and equipment	801,787

Other assets
Software development costs, net of current portion	1,718,512
Restricted cash	157,664

Total other assets	1,876,176

Total Assets	$9,591,801

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilites
Bank line of credit	$1,623,254
Short-term debts	540,160
Warrant derivatives	7,373
Current maturities of long-term debt	40,512
Accounts payable - trade	5,073,249
Other accrued liabilities	7,036,456
Deferred revenues	410,442
Loan from shareholders	5,366,443

Total current liabilities	20,097,888

Long-term debt, less current maturities	222,816

Total Liabilities	20,320,704

Commitments and contingencies

Shareholders' Deficit
Preferred stock - $0.001 par value. 20,000,000 shares authorized. None issued and outstanding	-
Common stock - $0.001 par value.100,000,000 shares authorized. 26,783,232 shares issued and outstanding	26,783
Additional paid-in capital	44,003,221
Deferred Compensation-Employee Stock Options	248,413
Accumulated currency translation adjustments reserve	(2,698,586)
Accumulated deficit	(51,950,444)
(10,370,613)
Stock subscriptions receivable	(358,290)

Total shareholders' deficit	(10,728,903)

Total Liabilities and Shareholders' Deficit	$9,591,801

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	Three months ended June 30,		Six months ended June 30,
	2007	2006 (restated)	2007	2006 (restated)

Revenues
Net Revenue	$1,101,432	$413,061	$4,584,028	$3,132,671

Cost of sales
Direct costs of production	$(765,897)	$(166,288)	$(1,852,298)	$(1,927,913)

Gross profit	$335,535	$246,773	$2,731,730	$1,204,758

Operating expenses
Research and development	$344,036	$1,281,418	$366,755	$1,625,110
Selling and marketing	$65,831	$648,333	$530,623	$738,002
General and administrative	$889,827	$1,189,625	$1,638,431	$2,791,646
Depreciation	$70,934	$75,866	$152,624	$154,364
Total operating expenses	$1,370,628	$3,195,242	$2,688,433	$5,309,122

Profit / (Loss) from operations	$(1,035,093)	$(2,948,469)	$43,297	$(4,104,364)

Other income/(expense)
Interest expense	$(188,678)	$(95,260)	$(508,124)	$(172,087)
Realized and unrealized exchange losses	-	$275,949	-	$311,166

Income/(Loss) before provision for income taxes	$(1,223,771)	$(2,767,780)	$(464,827)	$(3,965,285)
Provision for Income Taxes	-	-	-	-

Net Profit / (loss)	$(1,223,771)	$(2,767,780)	$(464,827)	$(3,965,285)

Net loss per weighted-average share of common stock outstanding, computed on Net Loss
- basic and fully diluted	(0.05)	(0.11)	(0.02)	(0.16)

Weighted-average number of shares of common stock outstanding
- basic and fully diluted	26,006,149	24,507,931	25,670,991	24,391,068

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	Six months ended June 30,
	2007	2006 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(585,185)	$(2,769,292)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for software development	(1,898,565)	(1,692,407)
Cash paid to acquire property and equipment	(50,199)	(208,854)
Net cash used in investing activities	(1,948,764)	(1,901,262)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank line of credit	(209,175)	98,516
Net activity on short term notes	(851,116)
Principal payments on long-term debt	(19,948)	2,147
Cash advanced by affiliated entities	-	495,743
Cash received from shareholder loans	2,607,540	1,184,487
Proceeds from sales of common stock	997,402	1,892,053
Collections on stock subscriptions receivable	-	1,013,839
Cash paid to acquire capital	-	(4,399)
Net cash provided by financing activities	2,524,703	4,682,387

Effect of foreign exchange on cash	2,196	-

Increase/(Decrease) in Cash	(7,050)	11,833
Cash at beginning of period	16,537	139,760

Cash at end of period	$9,487	$151,593

Supplemental disclosures of interest and income taxes paid
Interest paid during the period	$282,728	$172,087
Income taxes paid (refunded)	-	-

Supplemental disclosures of non-cash investing and financing activities
Common stock issued to repay notes payable	$-	$918,652
Cost of acquiring capital paid with issuance of common stock	$-	$13,200

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

Unexercised stock options to purchase 350,000 shares of the Company’s common stock as of June 30, 2007, respectively, were not included in the computation of diluted earnings per share because the exercise of the stock options would be anti-dilutive to earnings per share.

Unexercised warrants to purchase 1,688,525 shares of the Company’s common stock as of June 30, 2007, were not included in the computation of diluted earnings per share because the exercise of the warrants would be anti-dilutive to earnings per share. The 900,000 warrants issued in connection with a loan as per note L our Annual Report on Form 10-KSB for the year ended December 31, 2006 are excluded from the computation and reflected as a liability as they are used as collateral for the loan.

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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2007, the Company had an accumulated deficit of approximately $51.3 million, a shareholders’ deficit of approximately $10.1 million and a working capital deficit of approximately $12.9 million. As the Company realized a net loss of $ 651,025 during the six months ended June 30, 2007, the financial position raises uncertainties about the Company’s ability to continue as a going concern.

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

The Company’s continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis and its ability to raise debt and/or equity financing favorable to or affordable by the Company.

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

NOTE E - COMPREHENSIVE INCOME/(LOSS)

Components of comprehensive income/(loss) are as follows:

	Six months ended June 30,
	2007	2006

Net income / (loss)	$(464,827)	$(3,965,285)
Foreign currency translation adjustment	(258,776)	(461,003)
Comprehensive income / (loss)	$(723,603)	$(4,4261,288)

NOTE F - SOFTWARE DEVELOPMENT COSTS

The following table provides the details of software development costs for the six months ended June 30, 2007:

Beginning balance	$4,463,430
Additions	1,992,518
Amortization	(723,225)
Write down	0
Foreign exchange	143,249
Ending balance	5,875,972
Less: current portion	4,157,460
Non-current portion	$1,718,512

The amount of software development costs resulting from advance payments and guarantees to third-party developers was $5,254,948 at June 30, 2007. In addition, software development costs at June 30, 2007 included an amounts of $1,647,225 related to titles that have not been released yet.

The non-current portion of the capitalized software development costs is expected to be amortized in 2008.

NOTE G – SHORT TERM LOANS

On June 13, 2007, the Company entered into a brigde loan agreement with a lender based in the Netherlands, pursuant to which the Company borrowed the principal amount of €270,000, or approximately $360,000. This loan bears compound interest at a rate of 5% per annum. The principle and the interest will be repaid in full by September 30, 2007. The collection of the stock subscription receivable will be used for repayment of this loan.

NOTE H - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:
Payroll taxes payable	$3,284,742	a)
Deferred payroll taxes	521,400
Loan penalty expense	1,318,600
Accrued interest	685.062
Royalties to be paid	200,391
Deferred Rent	458,572
Accrued wages and related personnel costs	285,840
Invoices to be received	113,434
Board remuneration to be paid	131,017
Other accrued liabilities	37,778
	$7,036,457

_________________

a) Payroll taxes payable can be partly offset against VAT refund claimed as included in other receivables.

NOTE I - LOAN FROM SHAREHOLDERS

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

Loans from shareholder at June 31, 2007 are comprised of the following:

Loan with a lender based in Andorra	$53,292
Loans with a lender based in the Netherlands	5,320,524
Less: unamortized debt discount	(7,373)
Loans from shareholder, less unamortized debt discount	$5,366,443

NOTE J - COMMITMENTS AND CONTINGENCIES

Litigation

 On June 1, 2005, we entered into a lease for new offices at Amstelveenseweg 639-710 in Amstelveen. The move of our offices to this location has been delayed following late commissioning of entrance and elevators. The Company now intends to start using this office now in the course of  2007.

On March 30, 2007, Fortis Vastgoed B.V. (plaintiff) filed a motion to institute accelerated proceedings against Playlogic International N.V.(defendant)  with the Court of Amsterdam (Kantongerecht) the Netherlands. Fortis claims evacuation of the offices at Amstelveenseweg 639-710 in Amstelveen with immediate effect and damages in the amount of € 142,249, which is included in the accrued liabilities, plus € 91,626 for each quarter following April 1, 2007 till the end of the lease term expiring on May 31, 2011 in case Fortis is unable to agree on a lease for the offices with a third party (or approximately $ 187,569 using December 31, 2006 exchange rates) in view of the alleged unlawful non performance by Playlogic under the lease agreement dated June 1, 2005. On April 17 the Court of Amsterdam (Kantongerecht) the Netherlands issued a permanent injunction that the Company has to evacuate the offices at Amstelveenseweg 639-710 in Amstelveen within fourteen (14) days following registered notice of injunction to defendant unless payment of all amounts due have been made by defendant to plaintiff within one month following April 17, 2007. Meanwhile, the evacuation has been completed but no irreversible effects have taken place. Furthermore, Playlogic is still in discussion with Fortis with respect to a possible revival of the lease agreement.

In June 2007, Playlogic Entertainment Inc. was sued in class action before the US district court in Manhattan, with respect to alleged damage as a result of copy protection software included in Age of Pirates – Caribbean Tales. We do not foresee any liability in this matter, as plaintiffs have clearly sued the wrong company and the wrong entity. Playlogic acts only as a publisher of the game and therefore is not liable for possible faults in production or distribution. Moreover, as far as any claim could be brought against Playlogic, it would be the Dutch subsidiary Playlogic International NV, with its statutory seat in Amsterdam, The Netherlands, that would have to be sued. As a consequence, the pending case should fail on both grounds and any new action against the Dutch subsidiary would have to be brought before the Dutch courts that are even more likely than the US courts to reject class actions like this.

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

Our subsidiary, Playlogic Game Factory, B. V., previously operated in leased offices, located at Hoge Mosten 16-24 in Breda, from Kantoren Fonds Nederland B.V. pursuant to a lease agreement which expired on February 28, 2007. Playlogic Game Factory, B. V., leases offices located at Hambroeklaan 1 in Breda from Neglinge BV pursuant to a lease agreement which expires on October 1, 2013. This lease agreement contains an extension option, which if exercised, will extend the expiration date to October 1, 2018. At the execution of this lease agreement, the landlord committed itself to invest approximately $409,000 (€300,000) in leasehold improvements which are scheduled to be repaid by Playlogic Game Factory B.V. over a 10 year period. The lease requires annual payments of approximately$410,000 (€300,000) per year, payable in quarterly installments.

On June 1, 2005, the Company entered into a new lease agreement for new corporate offices at Amstelveenseweg 639-710 in Amstelveen. The move of our offices to this location has been delayed following late commissioning of entrance and elevators. We will start using this office now during  2007.

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

 On June 1, 2005, we entered into a lease for new offices at Amstelveenseweg 639-710 in Amstelveen. The move of our offices to this location has been delayed following late commissioning of entrance and elevators. The Company now intends to start using this office now in the course of  2007.

Transportation leases

The Company leases 23 automobiles for certain officers and employees pursuant to the terms of their individual employment agreements under operating lease agreements. These agreements are for terms of 3 to 4 years and begin to expire in 2007. The leases require monthly aggregate payments of approximately $24,760.

NOTE K — OTHER RELATED PARTY TRANSACTIONS

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

NOTE L - SEGMENT INFORMATION AND REVENUE CONCENTRATIONS

The Company sells it’s products to wholesale distributors in various domestic and foreign markets. The following table shows the Company’s gross revenue composition:

	Six months ended June 30,
	2007		2006

Europe and United Kingdom
Customer A	2.491.740	54%	951.849	30%
Customer B	957.507	21%	391.408	12%
Customer C	531.948	12%	0	0%
Others	602.833	13%	783.242	25%
	4.584.028	100%	2.126.499	68%
Middle East/Africa
Others	0	0%	53.538	2%
	0	0%	53.538	2%

Asia
Others	0	0%	0	0%
	0	0%	0	0%

United States & Canada
Customer D	0	0%	942.331	30%
Customer E	0	0%	0	0%
Others	0	0%	10.303	0%
	0	0%	952.634	30%

South America
Others	0	0%	0	0%
	0	0%	0	0%

Total	4.584.028	100%	3.132.671	100%

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

Worldwide, the video game market is projected to increase from $26.2 billion in 2004 to $46.5 billion in 2010, growing at an 11.4 percent compound annual rate. Asia Pacific, currently the largest market at $9.6 billion in 2004, is projected to maintain its dominance, growing at a 12.3 percent compound annual rate through 2010 to reach $17.4 billion. The United States has the second largest market and is expected to grow from $8.4 billion in 2005 to $13.0 billion in 2010, an 8.9 percent compounded annual according to Company Annual Reports of Crandell & Sidak. The combined US and European software markets will grow at a 13.5% CAGR over the 2006-2008 period. (WedBush Morgan).

The video game market reflects consumer spending on console games (including handheld games), personal computer (PC) games, online games, and wireless games. The category excludes spending on the hardware and accessories used to play the games.

With the launch of the Nintendo Wii and Sony PlayStation 3, the gaming industry had a record-breaking year in 2006. According to NPD Group's industry tracking sales figures, overall profits are up 19 percent, and the combined hardware, software, and accessories sales reached $12.5 billion in the U.S. alone, making it the highest grossing year in the video game industry to date.

Market Trends – Worldwide

The fastest-growing segment during the next five years, global video game spending will increase to $55.6 billion in 2008, at a 20.1 percent CAGR. (PricewaterhouseCoopers). By 2008, online and wireless will be major distribution channels, spurred by broadband penetration and new mobile phones that will be used as much for entertainment as for communication. The PC game market will shrink, and console game spending will grow as next generation consoles are introduced.

The video game market was in a transition year in 2005, awaiting the introduction of the next-generation consoles. Growth slumped to 3.3 percent, the slowest increase during the past five years. The next generation of consoles and recently introduced handheld games will spur the console/handheld market in the U.S., EMEA, Asia Pacific, and Canada, while PC games will continue to decline or see little growth in the U.S. and EMEA. The introduction of new wireless phones capable of downloading games will boost the wireless game market in the U.S., EMEA, Asia Pacific, and Canada. Overall, the video game market will expand at an 11.4 percent CAGR to $46 billion in 2010 from $27 billion in 2005.

Console Installed Base

Since the introduction of PlayStation 2 in 2000, the console has sold over 100 million units worldwide according to games industry. biz. The PlayStation 3 has been introduced to the market in the second half of 2006. Microsoft introduced its next generation console, the Xbox 360, in November 2005.

Microsoft’s Xbox360 has sold 11.6 million units so far. As of April 1, 2007, Sony has shipped approximately 5.5 million Playstation 3 units worldwide.   Nintendo’s next generation console, called ‘Wii’ has sold more than 9.27 million units so far. Wed bush Morgan Securities expects next generation hardware shipments through the end of 2007 will reach 46 million units in the U.S. and Europe.

Nintendo Dual Screens (‘Nintendo DS’) and PlayStation Portable (‘PSP’) were both successfully introduced to the market. The sales volume of the Nintendo DS reached 47.27 million units by June 30, 2007, and PSP reached the sales volume of 25.39 million units sold as of March 31, 2007. .

PC Games

Playlogic will continue its focus on PC games because in comparison to next generation consoles, PC games are less expensive to develop and address a much wider target audience. Furthermore Playlogic will focus on handheld games, because of the large big installed base, Nintendo especially of the DS. Playlogic will continue development of PlayStation2 titles, because of their large installed base of over 120 million units.

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

Females are being significantly attracted to playing certain online multi-user video games that offer a more communal experience, and a small hardcore group of young females are playing aggressive games that are usually thought of as being "traditionally male" games. The most loyal fan-base is reported to be for large role-playing games  (Nielsen Active Gamer Study).

According to the ESRB almost 41% of video and PC gamers are women.

We believe the demographics of game players will widen, and be a major source of the growth of the industry. The first generation gamers are now in their 30s and are still playing games and new consumers enter the market, including children at the age of 6 to 8 and an increasing number of women players.

Release Overview

Expected release
Game	Studio	Platform	date to retail
Completed Games
Alpha Black Zero	Khaeon (NL)	PC	Released
Airborne Troops	Widescreen Games (F)	PS2, PC	Released
Cyclone Circus	Playlogic Game Factory (NL)	PS2	Released
Xyanide	Overloaded (NL)	Mobile Phones	Released
World Racing 2	Synetic (G)	PS2, Xbox, PC	Released
Knights of the Temple 2	Cauldron (SK)	PS2, Xbox, PC	Released 1
Gene Troopers	Cauldron (SK)	PS2, Xbox, PC	Released 1
Xyanide	Playlogic Game Factory (NL)	Xbox	Released
Age of Pirates: Caribbean Tales	Akella (Russia)	PC	Released
Infernal	Metropolis (Poland)	PC	Released2
Ancient Wars: Sparta	World Forge (Russia)	PC	Released
Xyanide Resurrection	Playlogic Game Factory (NL)	PSP	Released

Under Development
Evil Days Of Luckless John	3A Entertainment (Great Britain)	PC	Q3 2007
Xyanide Resurrection	Playlogic Game Factory (NL)	PS2	Q3 2007
Obscure 2	Hydravision (F)	PC	Q3 2007
Obscure 2	Hydravision (F)	PS2	Q3 2007
Obscure 2	Hydravision (F)	Wii	Q1 2008
Officers	GFI (Russia)	PC	Q1 2008
Age of Pirates:CT the Sequel	Akella (Russia)		Q1 2008
Age of Pirates: Captain Blood*	Akella (Russia)	PC	Q1 2008
Age of Pirates: Captain Blood*	Akella (Russia)	Xbox360	Q1 2008
Aggression 1914	Buka (Russia)	PC	Q1 2008
Red Bull Break dancing	TBC	TBC	Q2 2008
Infernal 2	Metropolis (Poland)	TBC	Q2 2008
Infernal	Metropolis (Poland)	Wii	TBC
_______________

1       Released in Europe only.
2       Final decision on Next Generation options to be made.
*     working title

The games industry is currently in a transition period. The current and Next Gen consoles (Xbox360, PlayStation 3, Wii) and PC platform have broadened the market, appealing to an even larger mass consumer audience than ever before, providing increased publishing opportunities. The investments in next generation platforms are however larger than for the previous generation platforms. Playlogic has created a healthy balance between games available for the current and the next generation platforms. To spread risk and broaden its portfolio, PC games and handheld titles are a substantial part of the line-up for the coming year.

Material agreements

We entered into the following material agreements in the three months ended June 30, 2007:

On April 25, 2007, Playlogic Entertainment, Inc. announced that it is expecting to raise $10 million in a private placement from accredited investors. The Company expects to formalize this private placement within weeks. Approximately $4.5 million will be equity and $5.5 million will be in loans. Two loans have been received; one of $3.4 million was received last year. The second loan of $2.1 million at an annual interest of 10% was received in the first quarter of this year. To date, a total of $8.7 million has been committed and/or received.

On June 28, 2007, Playlogic Entertainment, Inc. issued a press release reporting they signed a worldwide 3 year license with a 2 year extension, on all platforms, based on the popular franchise Dragon Hunters with Futurikon (France).

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

Results of Operations

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net sales. Net sales for the six months ended June 30, 2007 were $4,584,028 as compared to $3,132,671 for the six months ended June 30, 2006. This increase in revenue is primarily related to the release of Infernal and Sparta Ancient Wars through our global distribution agreement with Eidos.

Gross Profit. Gross profit totaled $2,731,730 for the six months ended June 30, 2007. For the six months ended June 30, 2006, gross profit totaled $1,204,758. This increase in gross profit is primarily the result of the increase in net sales.
Gross Profit as a percentage of sales can vary significantly from period to period due to the sales mix and the type of  sales deals included.

Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses totaled $2,169,054, for the six months ended June 30, 2007. For the six months ended June 30, 2006, selling, general and administrative expenses totaled $3,529,648. This represents a decrease of $1,360,594 or 39%. This decrease in selling, general and administrative expenses is due to managements’ focus on cost control and debt restructuring.

Research and Development. Research and development expenses totaled $366,755 for the six months ended June 30, 2007. For the six months ended June 30, 2006, research and development totaled $1,625,110. This represents a decrease of $1,258,355 or 77%. This decrease is due to costs in relation to 3 rd party development activities being classified as Cost of Sales.

Depreciation. Depreciation expenses totaled $152,624 for the six months ended June 30, 2007. For the six months ended June 30, 2006, the depreciation expense totaled $154,364.

Interest Expense. Interest expense totaled $508,125 for the six months ended June 30, 2007. For the six months ended June 30, 2006, interest expense totaled $172,087. This represents an increase of $336,038, or 195%. This increase in interest expense is primarily due to the increase of interest bearing short term loans.

Net Result. Our net loss was $464,827 for the six months ended June 30, 2007. For the six months ended June 30, 2006, the net loss totaled $3.965.285. The increase of the result is primarily the result of new titles released to market in the first quarter of Fiscal 2007. Furthermore, the Company continues to focus on controlling operating expenses and debt restructuring.

Other comprehensive income. Other comprehensive income represents the change of the Currency Translation Adjustments balance during the reporting period. The Currency Translation Adjustments balance that appears in the stockholders’ equity section is cumulative in nature and is a consequence from translating all assets and liabilities at current rate whereas the stockholders’ equity accounts are translated at the appropriate historical rate and revenues and expenses being translated at the weighted-average rate for the reporting period. The Change in currency translation adjustments was $(258,776) for the six months ended June 30, 2007 and $(461,003) for the six months ended June 30, 2006.

Liquidity and Capital Resources

As of  June 30, 2007, our cash balance was $9,487.

In order to cover our working capital requirements through the third quarter of 2007, we will need to obtain additional financing. The Company is currently in negotiation with several parties in this respect. The Company is presently in contact with both private investors and institutional investors. If the Company does not obtain any necessary financing in the future, it may need to cease operations.

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

Our net accounts receivable, after providing an allowance for doubtful accounts, at June 30, 2007 was $701,101.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders’ equity. For the six months ended June 30, 2007, our accumulated foreign currency translation adjustment loss was approximately $2.7 million.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

On June 1, 2005, we entered into a lease for new offices at Amstelveenseweg 639-710 in Amstelveen. The move of our offices to this location has been delayed following late commissioning of entrance and elevators. The Company now intends to start using this office now in the course of  2007.

On March 30, 2007, Fortis Vastgoed B.V. (plaintiff) filed a motion to institute accelerated proceedings against Playlogic International N.V.(defendant)  with the Court of Amsterdam (Kantongerecht) the Netherlands. Fortis claims evacuation of the offices at Amstelveenseweg 639-710 in Amstelveen with immediate effect and damages in the amount of € 142,249, which is included in the accrued liabilities, plus € 91,626 for each quarter following April 1, 2007 till the end of the lease term expiring on May 31, 2011 in case Fortis is unable to agree on a lease for the offices with a third party (or approximately $ 187,569 using December 31, 2006 exchange rates) in view of the alleged unlawful non performance by Playlogic under the lease agreement dated June 1, 2005. On April 17 the Court of Amsterdam (Kantongerecht) the Netherlands issued a permanent injunction that the Company has to evacuate the offices at Amstelveenseweg 639-710 in Amstelveen within fourteen (14) days following registered notice of injunction to defenfant unless payment of all amounts due have been made by defendant to plaintiff within one month following April 17, 2007. Meanwhile, the evacuation has been completed but no irreversible effects have taken place. Furthermore, Playlogic is still in discussion with Fortis with respect to a possible revival of the lease agreement.

In June 2007, Playlogic Entertainment Inc. was sued in class action before the US district court in Manhattan, with respect to alleged damage as a result of copy protection software included in Age of Pirates – Caribbean Tales. We do not foresee any liability in this matter, as plaintiffs have clearly sued the wrong company and the wrong entity. Playlogic acts only as a publisher of the game and therefore is not liable for possible faults in production or distribution. Moreover, as far as any claim could be brought against Playlogic, it would be the Dutch subsidiary Playlogic International NV, with its statutory seat in Amsterdam, The Netherlands, that would have to be sued. As a consequence, the pending case should fail on both grounds and any new action against the Dutch subsidiary would have to be brought before the Dutch courts that are even more likely than the US courts to reject class actions like this.

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

Playlogic International, Inc.

Dated: August 20, 2007	By:	/s/ Willem M. Smit Willem M. Smit Chief Executive Officer

Exhibit Index

Exhibits:

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.