Form 10QSB
period 2007-09-30
PLAYLOGIC ENTERTAINMENT INC
filed 2007-11-06
CIK 1141590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the period ended: September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at September 30, 2007
Common Stock, par value $.001 per share	38,532,580 shares

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PLAYLOGIC ENTERTAINMENT, INC.

FORM 10-QSB

PART I -- FINANCIAL INFORMATION

Item 1 -  Financial Statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
September 30, 2007

ASSETS
Current Assets
Cash	$317,168
Cash in escrow (see note F)	778,047
Accounts receivable
Trade, net of allowance for doubtful accounts	2,160,224
Value Added Taxes from foreign governments	44,067
Software development costs	4,640,375
Prepaid expenses and other	459,123

Total current assets	8,399,004

Net property and equipment	783,450

Other assets
Software development costs, net of current portion	2,125,208

Total other assets	2,125,208

Total Assets	$11,307,662

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilites
Bank line of credit	$1,442,051
Short-term debts	382,994
Warrant derivatives	7,373
Current maturities of long-term debt	42,555
Accounts payable - trade	4,593,885
Other accrued liabilities	2,335,113
Deferred revenues	143,197
Loan from shareholders	560,022

Total current liabilities	9,507,190

Long-term debt, less current maturities	223,414

Total Liabilities	9,730,604

Commitments and contingencies

Shareholders' Equity
Preferred stock - $0.001 par value. 20,000,000 shares authorized. None issued and outstanding	-
Common stock - $0.001 par value.100,000,000 shares authorized. 38,532,580 shares issued and outstanding	38,533
Additional paid-in capital	54,148,735
Deferred Compensation-Employee Stock Options	298,493
Accumulated currency translation adjustments reserve	(3,022,258)
Accumulated deficit	(49,886,445)
Total shareholders' equity	1,577,058

Total Liabilities and Shareholders' Equity	$11,307,662

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006 (restated)	2007	2006 (restated)

Revenues
Net Revenue	$3,712,390	$1,461,194	$8,296,418	$4,593,865

Cost of sales
Direct costs of production	(1,685,929)	(664,582)	(3,538,227)	(2,592,495)

Gross profit	2,026,461	796,612	4,758,191	2,001,370

Operating expenses
Research and development	82,207	975,810	448,962	2,262,975
Selling and marketing	398,723	330,392	929,346	1,068,394
General and administrative	1,025,392	1,170,223	2,760,234	3,961,870
Asset impairment charges	-	72,127	-	1,123,439
Depreciation	40,757	785,494	193,381	226,490
Total operating expenses	1,547,079	3,334,046	4,331,923	8,643,168

Profit / (Loss) from operations	479,382	(2,537,435)	426,268	(6,641,798)

Other income/(expense)
gain on debt restructuring	377,000	-	850,411	-
Interest expense	(169,535)	(439,715)	(1,054,659)	(611,803)
Loan penalty expense	1,377,150	(1,242,400)	1,377,150	(1,242,400)
Realized and unrealized exchange losses	-	(360,471)	-	(49,305)

Income/(Loss) before provision for income taxes	2,063,997	(4,580,020)	1,599,170	(8,545,307)
Provision for Income Taxes	-	-	-	-

Net loss before before extraordinary items	2,063,997	(4,580,020)	1,599,170	(8,545,307)
Extra ordinary items	-	-	-	-

Net Profit / (loss)	2,063,997	(4,580,020)	1,599,170	(8,545,307)

Net loss per weighted-average share of common stock outstanding, computed on Net Profit / (Loss)
- basic and fully diluted	0.07	(0.19)	0.06	(0.35)

Weighted-average number of shares of common stock outstanding
- basic and fully diluted	27,727,726	24,593,733	26,343,562	24,445,768

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2007	2006 (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(2,299,374)	$(3,409,230)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for software development	(1,679,208)	(1,854,507)
Cash paid to acquire property and equipment	(24,492)	(269,357)
Net cash used in investing activities	(1,703,701)	(2,123,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank line of credit	(460,919)	(562,632)
Cash receipts from short term notes	2,514,776	372,733
Cash repaid on short term notes	(898,417)	3,970,713
Principal payments on long-term debt	(30,258)	(27,955)
Payments on loans	-	(75,091)
Proceeds from sales of common stock	2,735,019	823,759
Collections on stock subscriptions receivable	-	1,229,344
Net cash provided by financing activities	3,860,202	5,730,872

Effect of foreign exchange on cash	443,503	(334,960)

Increase/(Decrease) in Cash	300,630	(137,183)
Cash at beginning of period	16,537	139,760

Cash at end of period	$317,168	$2,577

Supplemental disclosures of interest and income taxes paid
Interest paid during the period	$1,326,164	$74,534
Income taxes paid (refunded)	-	-

Supplemental disclosures of non-cash investing and financing activities
Common stock issued to repay notes payable	$5,852,523	$737,700
Cost of acquiring capital paid with issuance of common stock	$21,150	$13,200
Payments paid to vendors directly by equity subscribers	$2,924,432	$-

See accompanying Notes to Unaudited Condensed Consolidated Financial Statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

			Additional	Deferred Compensation	Currency	Currency
	Common stock		paid-in	Employee Stock	translation	Accumulated
	Shares	Amount	capital	options	adjustment	deficit	Total
Balances at December 31, 2006	25,332,109	$25,332	$42,596,112	$414,040	$(2,439,541)	$(51,485,615)	$(10,889,671)

Common stock issued for cash	2,648,278	$2,648	$2,732,371				$2,735,019
Common stock issued for cash paid directly to vendors	3,415,522	$3,416	$2,92,016				$2,924,432
Common stock issued in exchange for debt	7,136,671	$7,137	$5,845,336				$5,852,523
Capital contributed to support operations			$75,000				$75,000
Issuing costs			$(21,150)				$(21,150)
Stock options issued pursuant to Employee Compensation Plan				$(115,547)			$(115,547)
Change in currency translation adjustment					$(582,718)		$(582,718)
Net loss for the period						$1,599,170	$1,599,170
Balances at September 30, 2007	38,532,580	$38,533	$54,148,735	$298,493	$(3,022,258)	$(49,886,445)	$1,577,058

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

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. Furthermore, the Company has reclassified gains from debt extinguishments from General and Administrative expenses to other income in the Condensed Consolidated Statement of Operations.

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

 PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Unexercised stock options to purchase 1,435,000 shares of the Company’s common stock as of September 30, 2007, were not included in the computation of diluted earnings per share because the exercise of the stock options would be anti-dilutive to earnings per share.

Unexercised warrants to purchase 6,089,270 shares of the Company’s common stock as of September 30, 2007, were not included in the computation of diluted earnings per share because the exercise of the warrants would be anti-dilutive to earnings per share.

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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2007, the Company had an accumulated deficit of approximately $50.1 million, a shareholders’ equity of approximately $1.4 million and a working capital deficit of approximately $1.3 million. Furthermore, the Company  realized a year-to-date net profit of $ 1.4 million during the nine months ended September 30, 2007. These figures show a significant improvement of the financial position compared to previous periods, however, the current Company’s financial position still raises uncertainties about the Company’s ability to continue as a going concern.

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

While the Company is of the opinion that it is reasonably possible that the Company’s is able to secure additional capital in the future to reach the Company’s goals, there is no assurance that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.

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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE E - COMPREHENSIVE INCOME/(LOSS)

Components of comprehensive income/(loss) are as follows:
	Nine months ended September 30,
	2007	2006

Net income / (loss)	$1,599,170	$(8,545,307)
Foreign currency translation adjustment	(582,442)	(460,639)
Comprehensive income / (loss)	$1,016,728	$(9,005,946)

NOTE F – CASH IN ESCROW
As of September 30, the Company held an amount of $778,000 in escrow which is cash being held by an attorney. These funds are subject to withdrawal by the Company at the Company's option. The full amount has been transferred to the Companies bank account during the month of October 2007.

NOTE G - SOFTWARE DEVELOPMENT COSTS

The following table provides the details of software development costs for the six months ended September 30, 2007:

Beginning balance	$4,463,430
Additions	3,179,312
Amortization	(1,317,260)
Write down	0
Foreign exchange	440,101
Ending balance	6,765,583
Less: current portion	(4,640,375)
Non-current portion	$2,125,208

The amount of software development costs resulting from advance payments and guarantees to third-party developers was $6,167,000 at September 30, 2007. In addition, software development costs at September 30, 2007 included an amounts of $2,315,000 related to titles that have not been released yet.

The non-current portion of the capitalized software development costs is expected to be amortized in 2008.

 PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE H - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consist of the following:

Payroll taxes payable	$1,073,682	a)
Deferred payroll taxes	521,400
Royalties to be paid	212,775
Accrued interest	39,236
Invoices to be received	126,246
Accrued holiday expenses employees	223,581
Board remuneration to be paid	137,624
Other accrued liabilities	569
	$2,335,113
_________________

            a) Payroll taxes payable have been partly offset against VAT refund claimed.

NOTE I – SHAREHOLDER’S EQUITY TRANSACTIONS

Common stock

During the nine months ended ended September 30, 2007, the Company sold 3,182,609 units at $1.15 per unit to unrelated third parties for proceeds of $ 3,660,000 pursuant to an exemption from registration claimed under Rule 4(2) of the Securities Act of 1933, as amended.  Each unit consisted of two shares of the Company’s par value common stock and one Common Stock Warrant to purchase the Company’s common stock at $2.75 per share at any time within the next 5 years. In total 1,591,308 warrants have been issued in relation to this sale.

During the nine months ended September 30, 2007, the Company issued 9,147,861 units at $0,80 per unit to unrelated third parties for proceeds of approximately $7,313,000 pursuant to an exemption from registration claimed under Rule 4(2) of the Securities Act of 1933, as amended.  In relation to this sale 2,500,000 warrants have been issued to purchase the Company’s common stock at $1.35 per share at any time within the next 5 years.
Of this subscription, 6,287,273 shares were used to convert outstanding debt amounting to $5,024,899. The remaining 2,288,471 shares have been sold for cash, however  the cash was paid directly by subscriber to vendors of the Company and didn’t therefore go through the Company’s records.

During the quarter, the Company sold  600,000 shares of its common stock to an accredited investor based in the Netherlands at $0,90 per share for a total cash consideration of $538,604 pursuant to an exemption from registration claimed under Rule 4(2) of the Securities Act of 1933, as amended.

	Cash	Cash to Vendors	Conversion of Debt	Total	Units
Shares issued @ 1.15	$2,735,019	$635,961	$289,020	$3,660,000	$3,182,609
Shares issued @ 0.80		2,288,471	5,024,899	7,313,370	9,147,861
Shares issued @ 0.90			538,604	538,604	600,000
	$2,735,019	$2,924,432	$5,852,523	$11,511,974	$12,930,470

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE J - COMMITMENTS AND CONTINGENCIES

Litigation

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

Moreover the Company is involved in a few minor legal actions incidental to its ordinary course of business.

With respect to the above matter, the Company believes that it has adequate legal claims or defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future financial position or results of operations.

Office leases

The Company leases it’s executive offices located at Concertgebouwplein 13 in Amsterdam from Mr. Prof. Dr. D. Valerio. This lease agreement expires on June 30, 2008. The lease requires annual payments of approximately $83,000 (€59,000) per year, to be paid in quarterly installments.

Our subsidiary, Playlogic Game Factory, B. V., previously operated in leased offices, located at Hoge Mosten 16-24 in Breda, from Kantoren Fonds Nederland B.V. pursuant to a lease agreement which expired on February 28, 2007. Playlogic Game Factory, B. V., leases offices located at Hambroeklaan 1 in Breda from Neglinge BV pursuant to a lease agreement which expires on October 1, 2013. This lease agreement contains an extension option, which if exercised, will extend the expiration date to October 1, 2018. At the execution of this lease agreement, the landlord committed itself to invest approximately $425,000 (€300,000) in leasehold improvements which are scheduled to be repaid by Playlogic Game Factory B.V. over a 10 year period. The lease requires annual payments of approximately$425,000 (€300,000) per year, payable in quarterly installments.

Transportation leases

The Company leases 23 automobiles for certain officers and employees pursuant to the terms of their individual employment agreements under operating lease agreements. These agreements are for terms of 3 to 4 years and begin to expire in 2007. The leases require monthly aggregate payments of approximately $25,000.

Debt restructuring

During the three months ended September 30, 2007, the Company has negotiated a discount amounting to approximately $180,000 with some of it’s creditors resulting in the obligation to pay the amount of approximately $210,000 as a premium to the next capital raise. The realized gain following the agreed discount has been included in other income and expenses.

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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

Effective January 1, 2006 the Company entered into a service agreement with Altaville Investments B.V., a company beneficially owned by its CEO Willem M. Smit. The Company pays for certain service among others house keeping and cleaning services provided by Altaville to the Company an annual aggregate amount of approximately $ 50,000 which is paid in twelve monthly installments.

NOTE L - SEGMENT INFORMATION AND REVENUE CONCENTRATIONS

The Company sells it’s products to wholesale distributors in various domestic and foreign markets. The following table shows the Company’s gross revenue composition:

	Nine months ended September 30,
	2007			2006

Europe and United Kingdom
Customer A	2,772,328	*	33%	1,463,597	32%
Customer B	1,676,799		20%	1,213,661	26%
Customer C	1,795,135		22%	0	0%
Customer D	652,853		8%	0	0%
Others	1,268,530		15%	304,158	7%
	8,165,645		98%	2,981,416	65%
Middle East/Africa
Others	0		0%	53,538	1%
	0		0%	53,538	1%

United States & Canada
Customer A	0	*	0%	1,144,864	25%
Customer E	130,773		2%	414,047	9%
	130,773		2%	1,558,911	34%

Total	8,296,418		100%	4,593,865	100%

* The Company entered into a license contract with Customer A, for global distribution of certain games. As the Company is located in Europe, the revenue has been allocated to Europe and UK. Part of this revenue should however be read as US market revenue.

NOTE M – OTHER INCOME & EXPENSES

Debt restructuring

During the three months ended September 30, 2007, the Company has negotiated a discount amounting to $100,000 with vendor A resulting in the obligation to pay an amount of $100,000 as a premium to the next capital raise. The realized gain following the agreed discount has been included in gain on debt restructuring. Furthermore, the Company has negotiated a discount amounting to $80,000 with vendor B resulting in the obligation to pay an amount of $110,000 as a premium to the next capital raise. The realized gain following the agreed discount has been included in gain on debt restructuring. With the same vendor (B) the Company agreed a settlement of 197,000 based on agreed payments.
The Company estimates the chance of a future successful capital raise to be reasonably possible.

During the first nine months of 2007, the company negotiated discounts resulting in the following gains, as presented under gains on debt restructuring totaling $850,411 over 4 different vendors.

 PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

The total gain from settlements amounts to:
Vendor	gain on debt restructuring first six months	Gain on debt restructuring during the 3th quarter	Total

Vendor A		$100,000	$100,000
Vendor B		$277,000	$285,000
Vendor C	$115,000		$115,000
Vendor D	$350,411		$350,411
	$465,411	$377,000	$850,411

The gains have been recognized based on agreed payments done.

Loan penalty expense
During the three months ended September 30, 2007, one of the Company’s loan providers, who imposed a penalty for being in default of repayment of a loan, amounting to $1,242,000 (€ 1,000,000) has waived that penalty during the quarter. As a result we have reversed that transaction and we have recorded this reversal as a gain, amounting to $1,377,000 (€ 1,000,000).

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

As a publisher, we are responsible for publishing, production, localization, QA and testing, PR and marketing, manufacturing and sales of our products. Playlogic’s products are sold to distributors who supply retailers worldwide. Furthermore, we sell directly to consumers through online distribution channels with various partners.

Development studios throughout the world help create the games which are published by Playlogic. One of these studios is our fully owned subsidiary, Playlogic Game Factory B.V., located in The Netherlands. Other independent studios in various countries develop our games under Software Development Agreements (SDA). These development contracts generally provide that we pay an advance on future royalties earned upon achievement of milestones successfully completed and delivered. In addition, we license the rights of existing Playlogic IP to other development studios who then adapt these products to the specifications and abilities of other (console) platforms.

Studios and developers contact us daily requesting financing and publishing of their games or concepts. We evaluate each of these offers based on several factors, including sales potential of concept or product, technology & tools used, track record and project management of the studio.

We select which games we develop based on our analysis of consumer buying trends and behavior and our experience with similar or competitive products. Once we select a game to develop, we then assign a development studio, based upon its qualifications, previous experience and prior performance. Once developed, we distribute our games worldwide through existing distribution channels with global or local distributors. When appropriate we have the ability to release our titles simultaneously across a range of hardware formats to maximize overall sales for a particular product with a minimum augmentation in development time and resources.

We believe that greater online functionalities, applications and  digital distribution on the new platforms will improve revenue margins and encourage further industry growth. In addition, according to DFC Intelligence, new sales potential, revenue opportunities from wireless gaming, online console gaming, and in-game advertising are expected to grow from $1 billion in 2005 to $5 billion in 2009.

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

Console Installed Base

Since the introduction of PlayStation 2 in 2000, the console has sold over 140 million units worldwide according to games industry. biz. The PlayStation 3 has been introduced to the market in the second half of 2006. Microsoft introduced its next generation console, the Xbox 360, in November 2005. Playlogic will continue development of PlayStation2 titles, because of their large installed base of over 120 million units.

Microsoft’s Xbox360 has sold 11.6 million units so far. As of April 1, 2007 , Sony has shipped approximately 5.5 million Playstation 3 units worldwide.   Nintendo’s next generation console, called ‘Wii’ has sold more than 9.27 million units so far. Wed bush Morgan Securities expects next generation hardware shipments through the end of 2007 will reach 46 million units in the U.S. and Europe.

Nintendo Dual Screens (‘Nintendo DS’) and PlayStation Portable (‘PSP’) were both successfully introduced to the market. The sales volume of the Nintendo DS reached 47.3 million units by June 30, 2007, and PSP reached the sales volume of 25.4 million units sold as of March 31 , 2007.

PC Games

Playlogic will continue to also release PC games since, in comparison to next generation consoles games, these products are less expensive to develop, address a very wide target audience and contribute significant better margins. Furthermore Playlogic will focus on new successful platforms like the Nintendo DS and Nintendo Wii.

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

Expected release
Game	Studio	Platform	date to retail
Completed Games
Alpha Black Zero	Khaeon (NL)	PC	Released
Airborne Troops	Widescreen Games (F)	PS2, PC	Released
Cyclone Circus	Playlogic Game Factory (NL)	PS2	Released
Xyanide	Overloaded (NL)	Mobile Phones	Released
World Racing 2	Synetic (G)	PS2, Xbox, PC	Released
Knights of the Temple 2	Cauldron (SK)	PS2, Xbox, PC	Released
Gene Troopers	Cauldron (SK)	PS2, Xbox, PC	Released
Xyanide	Playlogic Game Factory (NL)	Xbox	Released (2)
Age of Pirates: Caribbean Tales	Akella (Russia)	PC	Released
Infernal	Metropolis (Poland)	PC	Released
Ancient Wars: Sparta	World Forge (Russia)	PC	Released
Xyanide Resurrection	Playlogic Game Factory (NL)	PSP	Released
Evil Days Of Luckless John	3A Entertainment (Great Britain)	PC	Released
Xyanide: Resurrection	Playlogic Game Factory (NL)	PS2	Released
Obscure 2	Hydravision (F)	PC	Released (1)
Obscure 2	Hydravision (F)	PS2	Released (1)

Under development
Obscure 2	Hydravision (F)	PS2, PC, Wii	Q1 2008 (4)
Officers	GFI (Russia)	PC	Q1 2008
Dimensity	Dagger Studio (Bulgaria)	PC	Q1 2008
Age of Pirates: Captain Blood*	Akella (Russia)	PC	Q1 2008
Age of Pirates: Captain Blood*	Akella (Russia)	Xbox360	Q1 2008
Aggression 1914	Buka (Russia)	PC	Q1 2008
Red Bull Break Dancing	TBC	DS	Q2 2008
Infernal 2	Metropolis (Poland)	TBC	Q2 2008 (5)
Xyanide: Resurrection	Playlogic Game Factory (NL)	PC	Q1 2008
Dragon Hunters	Engine software (NL)	DS	Q1 2008
Simon the Sorcerer 4	RTL /Silverstyle Studio (GER)	PC	Q1 2008
The Strategist	Humagade/Canada	DS	Q2 2008
Undisclosed Title	Playlogic Game Factory (NL)	PS3, Xbox360, PC	Q4 2008
_______________

1       Released in Europe only.
2       Released in the US only
3       Released in Asia only
4       To be released in all territories/Global
5       Final decision on Next Generation options to be made.
*       working title

The games industry is currently in a transition period. The current and Next Gen consoles (Xbox360, PlayStation 3, Wii) and DS platforms have broadened the market, appealing to an even larger mass consumer audience than ever before, providing increased publishing opportunities. The investments in next generation platforms are however larger than for the previous generation platforms. Playlogic has created a healthy balance between games available for the current and the next generation platforms. To spread risk and broaden Playlogic’s portfolio, PC games and handheld titles are a substantial part of the line-up for the coming year.

Material agreements

During the three months ended September 30, 2007, the Company entered into a number of publishing and distribution agreements.

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

Results of Operations

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

Net sales. Net sales for the nine months ended September 30, 2007 were $8,296,418 as compared to $4,593,865 for the nine months ended September 30, 2006. This increase of $3,702,553 or 81% in revenue is primarily related to the release of Infernal and Sparta Ancient Wars through our global distribution agreement with Eidos and the release of Obscure II in the third quarter of 2007.

Gross Profit. Gross profit totaled $4,758,191 for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, gross profit totaled $2,001,370. This increase in gross profit is primarily the result of the increase in net sales.
Gross Profit as a percentage of sales can vary significantly from period to period due to the sales mix and the type of sales deals included.

Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses totaled $3,689,580, for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, selling, general and administrative expenses totaled $5,030,264. This represents a decrease of $1,340,684 or 27%. This decrease in selling, general and administrative expenses is due to managements’ focus on cost control and debt restructuring.

Research and Development. Research and development expenses totaled $448,962 for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, research and development totaled $2,262,975. This represents a decrease of $1,814,013 or 404%. This decrease is due to costs in relation to 3 rd party development activities being classified as Cost of Sales.

Depreciation. Depreciation expenses totaled $193,381 for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, the depreciation expense totaled $226,490.

Gain on debt restructuring. Gain on debt restructuring totaled $850,411 for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, gain on debt restructuring totaled $0. The gains  relate to debt extinguishments with various creditors arranged during the first nine months of the year.

Interest Expense. Interest expense totaled $1,054,659 for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, interest expense totaled $611,803. This represents an increase of $442,856, or 72%. This increase in interest expense is primarily due to the increase of interest bearing short term loans during the year.

Loan penalty Expense. The nine months ending September 30, 2006 showed a penalty expense of €1 million ($1,242,000). The nine months ending September 30, 2007 show an income of €1 million ($1,377,000). The €1 million penalty charged in the third quarter of 2006 was waived in the third quarter of 2007 and is therefore shown as a profit in 2007.

Net Result. Our net profit was $1,599,170 for the nine months ended September 30, 2007. For the nine months ended September 30, 2006, the net loss totaled $8,545,307. The improvement of the result is primarily the result of new titles released to market in the first three quarters of Fiscal 2007. Furthermore the Company was able to agree settlements on certain outstanding debts that have resulted in significant gains. The Company continues to focus on controlling operating expenses and debt restructuring.

Other comprehensive income. Other comprehensive income represents the change of the Currency Translation Adjustments balance during the reporting period. The Currency Translation Adjustments balance that appears in the stockholders’ equity section is cumulative in nature and is a consequence from translating all assets and liabilities at current rate whereas the stockholders’ equity accounts are translated at the appropriate historical rate and revenues and expenses being translated at the weighted-average rate for the reporting period. The Change in currency translation adjustments was $(582,442) for the nine months ended September 30, 2007 and $(460,639) for the nine months ended September 30, 2006.

Liquidity and Capital Resources

As of  September 30, 2007, our cash balance was $317,168.  Furthermore the Company  recorded "Cash in escrow", amounting to $778,047which is cash being held by an attorney. These funds are subject to withdrawal by the Company at the Company's option. The full amount has been transferred to the Company’s bank account during October 2007

In order to cover our working capital requirements through the fourth quarter of 2007, we will need to obtain additional financing. The Company is currently in negotiation with several parties in this respect. The Company is presently in contact with both private investors and institutional investors. If the Company does not obtain any necessary financing in the future, it may need to cease operations.

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

Our net accounts receivable, after providing an allowance for doubtful accounts, at September 30, 2007 was $2,160,224.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders’ equity. For the nine months ended September 30, 2007, our accumulated foreign currency translation adjustment loss was approximately $3.0 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of September 30, 2007 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2007, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as referred to above there were no new material legal proceedings or material developments to the pending legal proceedings that have been previously reported in Part I, Item 3 of our 2006 Form 10-K.  A full discussion of our pending legal proceedings is also contained in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements” of this Report.

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

Playlogic International, Inc.

Date: November 6, 2007	By:	/s/ Willem M. Smit Willem M. Smit Chief Executive Officer

Exhibit Index

Exhibits:

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.