Form 10KSB
period 2007-12-31
PLAYLOGIC ENTERTAINMENT INC
filed 2008-03-28
CIK 1141590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: December 31, 2007

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FROM THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 000-49649

PLAYLOGIC ENTERTAINMENT, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	23-3083371
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

Concertgebouwplein 13, 1071 LL Amsterdam, The Netherlands	1071 LL
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number:  (011) 31-20-676-0304

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

The Issuer's revenues for its most recent fiscal year were $10,099,746

As of March 27, 2008, 41,532,580 shares of the Issuer's $0.001 par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates was $53,992,354 based upon a closing bid price on March 27, 2008 of $1.30 per share of common stock on the Over-The-Counter Bulletin Board.

As of March 27, 2008 the registrant has shares of common stock outstanding. As of March 27, 2008, no shares of preferred stock were outstanding.

PLAYLOGIC ENTERTAINMENT ANNUAL REPORT ON FORM 10-KSB
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

General Overview

Playlogic is a publisher of interactive entertainment products, such as video game software and other digital entertainment products. We publish on all major interactive entertainment hardware platforms, like Sony’s PlayStation 3,and Playstation2, Microsoft’s Xbox 360 and Nintendo’s Wii, PCs and handheld devices (such as Nintendo DS, and PSP) and mobile devices.

Our principal sources of revenue are derived from publishing operations. Publishing revenues are derived from the sale of our digital entertainment products. We own most of the intellectual properties of our products, which we believe positions us to maximize profitability. Owning our Intellectual Properties increases the value of our company as our portfolio increases every quarter with new titles published.

As a publisher, we are responsible for publishing, sales and marketing of our products. We sell our products to distributors, who sell to retail. Furthermore, we sell directly to consumers through online distribution channels, at least two months after the product was made available at retail or at a time agreed with our distributors. Moreover, starting in 2008 we will be selling our products online through our own website in a specifically designed store. Both digital downloads as well as finished products will be available to consumers on the Playlogic website.

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

Different studios and developers frequently contact us requesting financing and publishing of their games. We evaluate each of these offers based on several factors, including sales potential, market conditions, technology used, track record and human resources of the studio, production pipeline and project management skills.

We select which games we develop, based on our analysis of consumer trends and behavior and our experience with similar or competitive products. Full due diligence and a financial risk analysis / assessment are part of this process. Once we select a game to develop, we then assign a development studio, based upon its qualifications, previous experience and prior performance. Once developed, we distribute our games worldwide through existing distribution channels with experienced distributors. We generally aim to release our titles simultaneously across a range of hardware formats in order to spread development risks and increase total unit sales per SKU  with just a marginal augmentation in development time, resources and associated costs.

We believe that greater online functionality and the vast processing capabilities, as well as the new casual games with simplified controls (i.e. Nintendo Wii, Nintendo DS, Playstation 3 Sixaxis and Playstation Eye) of the new platforms will further increase the total world wide installed base, diversifying the consumer base and help our industry grow. In addition, according to DFC Intelligence, new sales potential, revenue opportunities from wireless gaming, online console gaming, and in-game advertising are expected to grow from $1 billion in 2005 to $5 billion in 2009.

The games industry has gone through a transition period. The current and Next Gen consoles (Xbox360, PlayStation 3, Wii) and DS platforms have broadened the market, appealing to an even larger mass consumer audience than ever before, providing increased publishing opportunities. The investments in next generation platforms are however  marginally larger than for the previous generation platforms.

Playlogic has created a healthy balance between games available for the current and the next generation platforms. To spread risk and broaden Playlogic’s portfolio, both Next Gen titles for the Playstation 3, Xbox 360 and Nintendo Wii as well as PC games and handheld titles are a all part of the line-up for the coming year.

As the console transition from ‘past’ to ‘next’ has been in progress over the past two years Playlogic will focus more of it’s publishing portfolio on console titles for the current platforms. With the Increased console installed base Playlogic will shift its focus from publishing PC and console titles to simultaneous multi platform console releases as  primary and PC as  secondary.

Industry Overview

The ‘next’ generation began in 2004, when Nintendo developed the DS platform as a successor to the Game Boy Advance, with a touch screen allowing the user to interact with video game content in a different way. Few observers appreciated that that the Nintendo DS signaled a change in gameplay that would have a lasting impact on the industry. Sony followed with the PLaystaion Portable (PSP) in early 2005, with Microsoft launching the Xbox360 later that year. In late 2006 Sony and Nintendo launched the PS3 and Wii, respectively and the next generation was in full gear. Although the last of these launches completed the beginning of the next generation cycle, they by no means marked the end of the current cycle. Both Sony and the software publishers managed software growth in 2006 both by extending the value of the deep catalog of ‘legacy’ software and by continuing to develop for the Playstation 2.

Since the introduction of the Playstation 2 in October 200, the installed base of current generation hardware (PS2, Gamecube, Xbox) reached over 112 million units in the US and Europe alone. Total console and handheld software sales have grown from $6 billion in the US and Europe in 2000 to $12.2 billion 2006, representing a compound annual growth rate of 11%. It is expected this growth rate will accelerate to almost 20% over the next three years, even though partially offset by declining PC sales, unprecedented levels of software sales are anticipated.

Nintendo is off to a strong early start with its Wii console. The company has chosen to forego competition based solely on microprocessor speed and graphics capability, and instead has chosen to emphasize game play and an innovative control mechanism.

The differentiating features of the Xbox360 and the PS3 is the ability to display game contnt in high definition (1080p). In contrast to past cycles, it is believed that that the high definition features of the next generation consoles will result in slower adoption by the masses, at least until the penetration of HD monitors accelerates. In prior console cycles, new consoles were compatible with standard format televisions, so the only hardware required was the console itself. While the next generation of consoles will operate satisfactorily on normal 4:3 format televisions, most games for the PS3 and Xbox360 are designed for  16:9 formats in high definition. It is expected that ultimately most console purchasers will desire the full benefits of the next generation experience, and that most consumers will defer buying a PS3 or Xbox360 until they have purchased an HD monitor. Nintendo is well positioned to exploit the slower adoption of next generation technology, as its Wii console does not require an HD monitor. Accordingly, it is expected that overall console adoption will be slower in the next cycle than in the past, with slower sales of of the PS3 and Xbox360 compared to their predecessors, partially offset by more robust sales of the Wii compared to the Gamecube
(Source: WedBush Morgan Securities: Industry report May 2007)

Market Trends - Worldwide

The Xbox360 and the PS3 are far more similar than their predecessors were and the economics of game development will serve as a discentive to third party publishers to offer exclusive content for either console. The similarity between the two platforms will likely serve to lower the cost of porting from one platform to another. It is to be expected that virtually all games developed for one of these platforms will also be ported to the other. The lack of differentiation between the PS3 and the Xbox 360 may allow the Wii to gain a competitive advantage, due to its different controls and relatively simple components, publishers are required to develop a special SKU for the Wii, further differentiating the console. Due to its superior library of first party titles and low price, it is expected that Nintendo’s Wii will gain the greatest share of the hardware market.

Although it is expected that digital content offers the potential for tremendous growth, it is not expected that there will be a significant earnings contribution from sales of digital content for a few years.
(Source: WedBush Morgan Securities: Industry report May 2007)

Since the introduction of PlayStation 2 in 2000, the console has sold over 140 million units worldwide according to games industry. biz. The PlayStation 3 has been introduced to the market in the second half of 2006. Microsoft introduced its next generation console, the Xbox 360, in November 2005.

Microsoft’s Xbox360 has sold more than 17.7 million units so far. Sony sold almost 10.5 million units of its Playstation 3.Nintendo’s next generation console, called ‘Wii’ has been sold more than 20.13 million units so far. WedBush Morgan Securities expects next generation hardware shipments through the end of 2007 will reach 46 million units in the U.S. and Europe.

Nintendo Dual Screens (‘Nintendo DS’) and PlayStation Portable (‘PSP’) were both successfully introduced to the market. The sales volume of the Nintendo DS reached 40.3 million units by the end of March 2007, and PSP reached the sales volume of 25.4 million units by the end of the same period.

Playlogic will also continue to publish PC games because in comparison to next generation consoles, PC games are less expensive to develop and still address a very wide target audience. Furthermore Playlogic will focus on handheld games, because of the large installed base, in particular for the Nintendo DS. Low developments costs and fast time to market make developing for these platforms less riskful. Playlogic will continue development of PlayStation 2 titles, because of their large installed base of over 140 million units. We expect a further price reduction of the Playstation 2 console which will rejuvenate consumer and retail interest in the console and open up new emerging markets for the console and software to be sold..

Consumer Facts

Several Demographic trends and fundamental market drivers will determine the the size of the interactive entertainment software market. The most compelling of these include the widening age demographic of the interactive game consumer, rapid growth of teen and twenty-something population, Growth of the female gamer market, penetration of Nintendo Wii among people over 40, and the increasing disposable incomes of teens and pre-teens. The trends will continue to drive sales growth in both the hardware and software sectors.

The primary driver behind the industry’s growth is the dramatic expansion in age profile of the interactive game consumer.

The first mass-market generation of interactive consumers (and now the oldest) started playing video games with the release of the Atari home console during the late 1970s. It is estimated that the age range of consumers in this period was approximately between 8-20. Since the 1970s succeeding generations of video game consumers have embraced more advanced systems and complex technology. Some older consumers drop out of the market each year, replaced by a large number of children receiving their first DS or Playstation consoles. The mean number of the original generation of ‘Atari Kids’ is now approaching 40, with an emerging group of ‘Nintendads’ right behind them and many still play games on PC or home consoles. The age demographic of 90% of the gamers is believed to be in the range of 6- 40 years of age, dramatically older than the 1970s generation.

As the high end of the gamer age range increases, the number of overall video game consumers continues to increase. More important, people over 22 typically are employed, and have a significant amount of disposable income. People in their 20s are also generally quite self-indulgent, and we believe that they are willing to spend a large portion of their disposable incomeon entertainment. As the average age of video gsame consumers expands beyond 22, it is expected to see an acceleration in the spending per user. This phenomenon differentiates the next generation console cycle from past cycles.

There will be a continuing expansion of the age demographic for at least another 20 years, as the oldest gamers stay interested in games well into their 60s and children cointinue to embrace games.

Female Market

The largest area of future growth is likely to be the female market. Over the next two years the ‘mass market’ phase of the current console cycle should segue into the ‘casual’ phase of the next generation cycle. Acccordingly, it is expected to see an overall industry wide trend towards games with non-violent focus. As more games target mass-market, it es expected that the trend toward more female gamers to continue. It is estimated that currently only 31% of of all primary gamers in households are female. The Entertainment Software Associsation (ESA) estimates that female users (either primary or secondary) make up only 35% of the console market and 43% of the PC market. An increase of 5% penetration in these platform compositions by female gamers could translate into as much as $1 billion of incremental annual revenues to the industry each year. (Source: WedBush Morgan Securities: Industry report May 2007)

Release Overview

Expected release
Game	Studio	Platform	date to retail
Completed Games
Alpha Black Zero	Khaeon (NL)	PC	Released
Airborne Troops	Widescreen Games (F)	PS2, PC	Released
Cyclone Circus	Playlogic Game Factory (NL)	PS2	Released
Xyanide	Overloaded (NL)	Mobile Phones	Released
World Racing 2	Synetic (G)	PS2, Xbox, PC	Released
Knights of the Temple 2	Cauldron (SK)	PS2, Xbox, PC	Released
Gene Troopers	Cauldron (SK)	PS2, Xbox, PC	Released
Xyanide	Playlogic Game Factory (NL)	Xbox	Released (2)
Age of Pirates: Caribbean Tales	Akella (Russia)	PC	Released
Infernal	Metropolis (Poland)	PC	Released
Ancient Wars: Sparta	World Forge (Russia)	PC	Released
Xyanide Resurrection	Playlogic Game Factory (NL)	PSP	Released
Evil Days Of Luckless John	3A Entertainment (Great Britain)	PC	Released
Xyanide: Resurrection	Playlogic Game Factory (NL)	PS2	Released
Obscure 2	Hydravision (F)	PC	Released (1)
Obscure 2	Hydravision (F)	PS2	Released (1)
Xyanide: Resurrection	Playlogic Game Factory (NL)	PC	Released

Under development
Obscure 2	Hydravision (F)	Wii	Q1 2008 (4)
Officers	GFI (Russia)	PC	Q1 2008 (1)
Dimensity	Dagger Studio (Bulgaria)	PC	Q2 2008 (4)
Age of Pirates: Captain Blood*	Akella (Russia)	PC, Xbox 360	Q2 2008 (4)
Aggression 1914	Buka (Russia)	PC	Q1 2008 (4)
Red Bull Break Dancing	SmackDown (FR)	DS, Web	Q2 2008 (4)
Infernal 2	Metropolis (Poland)	X360	Q4 2008 (5)
Dragon Hunters	Engine software (NL)	DS	Q1 2008 (4)
Simon the Sorcerer 4	RTL /Silverstyle Studio (GER)	PC	Q1 2008 (4)
Qoobs	Abstraction games (NL)	PC, X360 LA	Q2 2008 (4)
The Strategist	Humagade (Canada)	DS, Wii, PC	Q2 2008 (4)
Undisclosed Title	Playlogic Game Factory (NL)	PS3, Xbox360, PC	Q1 2009 (4)
Dragon Hunters 2	Engine software (NL)	DS, Wii	Q4 2008 (4)
Dungeon Twister	Hydravision (FR)	DS, PC, X360 LA	Q4 2008 (4)
Sudoku Ball	White Bear (NL)	DS, Wii, PC	Q4 2008 (4)
Infernal	Tate Interactive (Poland)	Wii	Q3 2008 (4)
Battle of the Sexes	TBD	Wii, DS, PC, PS2	Q1 2009 (4)
______________

(1) Released in Europe only.
(2) Released in the US only
(3) Released in Asia only
(4) Released in all territories/Global
(5) Final decision on Next Generation options to be made.
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

Material agreements

We entered into the following material agreements in the fiscal year ended December 31, 2007:

Acquisition of Obscure II : On April 16, 2007, we announced the acquisition of the survival horror game “Obscure II” form French development studio Hydravision. The Sequeal of the innovatieve Obscure will be released in Q3 of this year on PC and PS2. The release for Wii is set for Q4.

Distribution Agreement Gameworld: On May 29, 2007, we announced that Game World BV, also based in the Netherlands, will distribute our titles Xyanide Resurrection (PSP, PS2), Evil days of Luckless John (PC) and Obscure II (PC, PS2) in Benelux territory.

Distribution Agreement Koch Media France: On June 27, 2007, we signed a new agreement with Koch Media France for French-terrotiry distribution of our next three titles published in Q3: Xyanide Resurrection (PS2 and PSP), Obscure II (PC and PS2) and Evil days of Luckless John (PC)

Dragon Hunters agreement.  On June 28, 2007, we signed a worldwide 3 year license with a 2 year extension, on all platforms, based on the popular franchise Dragon Hunters with Futurikon (France). The animated television series is on air and there is also a full feature-length animated movie based on the series scheduled for release early next year. Playlogic plans to publish the game version of Dragon Hunters on Nintendo DS in line with the movie release, scheduled for Q1 of 2008.

Atari Italy Renew Distribution Agreement: On July 12, 2007, we signed a renewed distribution agreement with Atari Italy for the arrival of three new PC and PS2 games between July and September, including the long-awaited Obscure II for PS2 and PC.

Spencer Clarke LLC as Investment Banker: On August 8, 2007, we signed a  strategic partnership with Spencer Clarke LLC, a New York-based, full service investment banking and retial brokerage firm,  Spencer Clarke will provide investment banking and financial advisory services including assisting Playlogic with capital market opportunities.

Publisher status by Sony Computer Entertainment America (SCEA): On September 18, 2007, we signed an agreement with Sony Computer Entertainment America (SCEA) granting Playlogic full publishing rights in the United States for the PS2 and PSP system platforms.

Publishing and Distribution Agreement with Ignition: On September 25, 2007, we signed a publishing and distribution agreement with Ignition Entertainment Ltd for the North America market. The titles covered by this agreement are Xyanide: Resurrection for PS2 and Obscure: The Aftermath for PC, PS2 and Wii.

Global Publisher Status for PS3:  On September 27, 2007, we signed a Global Publishers License for the PS3 computer entertainment system. This official publisher agreement allows Playlogic to publish games for the PS3 system in all territories worldwide.
The PS3 system is the latest addition to the Playstation family and represents the pinnade in console gaming.

$12,3 Million in equity through a Private Placement: On October 12, 2007, we successfully closed in total $12.3 million in equity through a Private Placement. This raise and conversion reverses the negative equity situation Playlogic has faced over the past years to a positive equity.

The total amount of $12,3 million is placed at existing and new shareholders, all accredited investors. In total 13,942,147 new common shares has been issued. After closing this Private Placement, the company has 38,4 million common shares outstanding.

Sony development agreement. On October 31, 2007, we signed our third development agreement with Sony Computer Entertainment Europe Ltd. The project will be developed at Playlogic’s in-house studio Playlogic Game Factory B.V. over a period of seven months with an option of extension of another six months. The scope and content of the project will remain undisclosed until further notice by SCEE Ltd.

Acquisition of “Aggression – Reign over Europe” : On November 21, 2007, we have acquired the Real Time Strategy game “Aggression – Reign over Europe” from Buka Entertainment. The planned release for the RTS with tactical elements is Q1 2008.

Playlogic wins legal proceedings in copyrights to game Ancient Wars: Sparta: on November 27, 2007, we have won the legal proceedings in copyrights to the game Ancient Wars: Sparta. So has decided the District Court of Amsterdam in the case of Playlogic Entertainment against WorldForge / Visionvale Ltd. From Cyprus and Burut Co. from Russia.

The provisional judge of the District Court of Amsterdam concludes that all the copyrights to the game Ancient Wars: Sparta always belonged to Playlogic pursuant to the agreement with WorldForge / Visionvale and Burut. The judge ruled in Playlogic’s favour on all counts and WorldForge / Visionvale and Burut have to pay a penalty of € 10,000 each time they state the contrary or refrain from publishing rectifications of former wrong statements.

Acquisition of Dimensity : On December 18, 2007, we have acquired the hack and slash adventure game ‘Dimensity” from Bulgarian developer Dagger Games. The latest addition to Playlogic’s line up is set for release in PC in the second quarter of 2008. In total Playlogic expects to publish 6 to 8 new titles in Q1 of 2008.

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

Furthermore, in 2008 Playlogic will be selling their products online through our own website in a specifically designed store. Both digital downloads as well as finished products will be available to consumers on the Playlogic website.

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

We have an advantage over our competitors concerning digital distribution; we do not have our own physical distribution network. Therefore we can easily switch to digital distribution, whereas our peers need to use its existing physical distribution network as well. For instance, the agreement we signed in February 2006 with Macrovision illustrates Playlogic’s strategic focus on digital distribution in the future. We signed the agreement with Macrovision’s Trymedia Games division for the digital distribution of Playlogic’s entertainment products. As a leading secure digital distribution services provider and operator of the world's largest distribution network for downloadable games, Macrovision will distribute selected Playlogic products on its network. We will also incorporate the Trymedia technology into our recently re-launched website www.playlogicgames.com , offering customers easy and secure access to some of its latest game releases, as well as the option to try-before-you-buy selected titles.

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

Our business is dependent on licensing and publishing arrangements with third parties, and if we cannot continue to license popular properties on commercially reasonable terms, our business could be harmed. Our software may be subject to legal claims that could be costly and time consuming and cause a material adverse effect on our business. Acquiring licenses to create games based on movies could be very expensive. If we spend a significant amount of resources to acquire such licenses and the resulting games are not successful, our business may be materially harmed.

We own or have licensed trademarks and copyrights of the following games:

		Games	Platform	Area
1.		Alpha Black Zero	PC	Worldwide
2.		Airborne Troops	PS2	Worldwide
			PC	Worldwide
3.	a.	Xyanide Resurection	PSP	Worldwide
	b.	Xyanide Mobile	Mobile Phones	Worldwide
4.		Cyclone Circus	PS2	Worldwide
5.		World Racing 2	PS2	Worldwide
			Xbox	Worldwide
			PC	Worldwide
6.		Knights of the Temple 2	PS2	Worldwide
			Xbox	Worldwide
			PC	Worldwide
7.		Gene Troopers	PS2	Worldwide
			Xbox	Worldwide
			PC	Worldwide
8.		Age of Pirates: Caribbean Tales	PC	Worldwide (1)
9		Ancient Wars: Sparta	PC	Worldwide (2)
10.		Age of Pirates Captain Blood	PC	Worldwide (3)
11.		Infernal	PC	Worldwide (4)
12.		Evil days of Luckless John	PC	Worldwide
13.		Obscure2	PC,PS2,Wii	Worldwide
14.		Undisclosed title	PS3	Worldwide
_____________

(1) Excluding former USSR, Poland, Check, Slovak and South Africa
(2)   Excluding former USSR
(3) Excluding former USSR, Poland, Czech, Slovak and South Africa
(4)   Excluding Japan, former USSR

Employees

As of December 31, 2007, we employed 62 full-time employees and 6 part-time employees. All of our employees are based in the Netherlands and have executed employment agreements with us, which are governed by the law of the Netherlands. Substantially all of the employment contracts are running for an indefinite period of time. As to the senior executives mentioned under Item 10, the Company may terminate the employment upon a six-month notice, and a senior executive may terminate the employment upon a three-month notice. As to non-executive employees, the Company may terminate the employment upon a two-month notice, and the employee may terminate the employment upon a one-month notice. We are obliged to continue to pay base salary and fringe benefits to our employees during the notice period. We typically pay an annual base salary and allow our staff certain benefits. Our employees are entitled to 26 vacation days a year. 13 of our employees are entitled to a company car. Two of our senior non-Dutch executives are entitled to receive allowances for housing, and home leave travel cost. With the exception of the disclosures made under Item 10, we did not grant any bonuses during 2007. Under Dutch law, we are obliged to pay the employees in the event of illness 100% of base salary from the first day of illness reporting for a maximum period of 52 weeks, calculated from this first day of illness. After the lapse of the period of 52 weeks, we pay 70% of the base pay during a period with a maximum of 52 weeks counted from the first day of the 53rd week following the date of illness reporting. We currently do not have any pension plan or other retirement schedule. The costs associated with employer’s contribution to the Dutch social security system are per employee in the range of 15% of annual base pay.

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

WE HAVE A LIMITED OPERATING HISTORY, WE HAVE EXPERIENCED LOSSES IN PRIOR YEARS AND WE MAY NOT BE ABLE TO MAINTAIN PROFITABILITY ON A CONSISTENT BASIS.

We commenced operations in April 2002. Accordingly, we have a limited operating history and our business strategy may not be successful. Our failure to implement our business strategy or an unsuccessful business strategy could materially adversely affect our business, financial condition and operations.

For the year 2007 we recorded net revenue of $10.1 million and showed a net profit of $0.7 million. We had net consolidated losses of $12,548,400 in 2006, $9,674,004 in 2005, $20,162,853 in 2004, $7,657,536 in 2003 and $2,199,945 in 2002. The net consolidated losses of $20,162,853 in 2004 included a one-time expense of $9,824,400 related to the grant of options to some of our shareholders in 2004.

Although 2007 was our first profitable year, we may not be able to maintain profitability on a consistent basis. Also, through the equity raise finalized during 2007, amounting to $12.3 million, we have a positive shareholders’ equity. The report of Playlogic's independent auditors on the December 31, 2007 financial statements include an explanatory paragraph indicating there could be uncertaincies about Playlogic's ability to continue as a going concern.

WE ARE DEPENDENT ON FINANCING BY THIRD PARTIES, AND IF WE ARE NOT ABLE TO OBTAIN THE NECESSARY FINANCING FOR OUR OPERATIONS, OUR BUSINESS WILL BE SIGNIFICANTLY HARMED, AND WE MAY NEED TO CEASE OPERATIONS.

We expect that our current cash balance and cash generated from operations will be sufficient to cover our working capital costs through the second quarter of 2008. We will need to obtain additional financing from third parties. We expect our capital requirements to increase over the next several years as we continue to develop new products, increase marketing and administration infrastructure, and embark on in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the cost of hiring and training production personnel who will produce our titles, the cost of hiring and training additional sales and marketing personnel to promote our products, and the cost of hiring and training administrative staff to support current management. The Company is currently in the process of increasing the liquidity of the Company. If we do not obtain the necessary financing in the future, this could impact our results.

MANY OF OUR TITLES HAVE SHORT LIFECYCLES AND MAY FAIL TO GENERATE SIGNIFICANT REVENUES .

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

For the year ended December 31, 2007, three titles, Ancient Wars: Sparta, Infernal and Obscure II, accounted for approximately 60% of our revenues. For the year ended December 31, 2006, two titles, Age of Pirates: Caribbean Tales and World Racing 2, accounted for approximately 60% of our revenues for the year ended December 31, 2005, three titles, World Racing 2, Gene Troopers, Knights of the Temple 2 accounted for approximately 60% of our revenues. For the year ended December 31, 2004, one title, Alpha Black Zero accounted for 100% of our revenues. We did not have any revenue in 2003 or 2002. Our future titles may not be commercially viable. We also may not be able to release new titles within scheduled release times or at all. If we fail to continue to develop and sell new, commercially successful titles, our revenues and profits may decrease substantially and we may incur losses.

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

DEVELOPING GAMES FOR THE NEXT GENERATION GAME CONSOLES BY SONY, MICROSOFT AND NINTENDO WILL LIKELY BE MORE EXPENSIVE AND TIME CONSUMING FOR US AND OUR STUDIOS. IF WE ARE NOT ABLE TO PRODUCE GAMES FOR THESE CONSOLES IN A COST-EFFECTIVE MANNER, OUR BUSINESS MAY BE SIGNIFICANTLY HARMED.

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

Our sales returns and allowances for the year ended December 31, 2007 were $150,000. If return rates for our published titles significantly exceed our estimates, our operating results will be materially adversely affected.

OUR BUSINESS IS COMPETITIVE.

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

Our products are sold internationally through third-party distribution and licensing arrangements. Our sales are made primarily on a purchase order basis without long-term agreements or other forms of commitments. The loss of, or significant reduction in sales to, any of our principal retail customers or distributors could significantly harm our business and financial results. We continue to focus on good investments in games and put focus on cost control throughout the year.

WE MAY BE BURDENED WITH PAYMENT DEFAULTS AND UNCOLLECTIBLE ACCOUNTS IF OUR DISTRIBUTORS OR RETAILERS CANNOT HONOR THEIR CREDIT ARRANGEMENT S WITH US.

Distributors and retailers in the interactive entertainment software industry have from time to time experienced significant fluctuations in their businesses and a number of them have failed. The insolvency or business failure of any significant retailer or distributor of our products could materially harm our business and financial results. We typically make sales to most of our retailers and some distributors on unsecured credit, with terms that vary depending upon the customer's credit history, solvency, credit limits and sales history, as well as whether we can obtain sufficient credit insurance. Although, as in the case with most of our customers, we have insolvency risk insurance to protect us against our customers' bankruptcy, insolvency or liquidation, this insurance contains a significant deductible and a co-payment obligation and the policy does not cover all instances of non-payment. In addition, although we maintain a reserve for uncollectible receivables, the reserve may not be sufficient in every circumstance. As a result, a payment default by a significant customer could significantly harm our business and financial results. We are currently investigating to insure our debtors in order to limit the risks.

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

Sales to our four largest customers accounted for approximately 76% of our revenues for the year ended December 31, 2007. Sales to our four largest customers accounted for approximately 88% of our revenues for the year ended December 31, 2006. Sales to our three largest customers accounted for approximately 65% of our revenues for the year ended December 31, 2005. The loss of our relationships with principal customers or a decline in sales to principal customers could harm our operating results.

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

WE ARE SUBJECT TO RISKS AND UNCERTAINTIES OF INTERNATIONAL TRADE, AND IF ANY OF THESE RISKS MATERIALIZE, OUR RESULTS OF OPERATIONS MAY BE HARMED.

Sales in European markets, primarily Germany, France and the Benelux, have accounted for an increasing portion of our revenues. In 2007, sales in Europe accounted for approximately 75% of our revenues and sales in the United States accounted for the remaining 25% of our revenues. We are subject to risks inherent in international trade, including:

•	increased credit risks;
•	tariffs and duties;
•	fluctuations in foreign currency exchange rates;
•	shipping delays; and
•	international political, regulatory and economic developments, all of which can have a significant impact on our operating results.

WE ARE DEPENDENT UPON OUR KEY EXECUTIVES AND PERSONNEL, AND IF WE FAIL TO HIRE AND RETAIN NECESSARY PERSONNEL AS NEEDED, OUR BUSINESS WILL BE SIGNIFICANTLY IMPAIRED .

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

SOME OF OUR EXISTING SHAREHOLDERS CAN EXERT CONTROL OVER US AND MAY NOT MAKE DECISIONS THAT ARE IN THE BEST INTERESTS OF ALL SHAREHOLDERS.

As of December 31, 2007, officers, directors, and shareholders holding more than 5% of our outstanding shares collectively controlled approximately 29% of our outstanding common stock. As a result, these shareholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may harm the market price of our ordinary shares by delaying or preventing a change in control of us, even if a change is in the best interests of our other shareholders.

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

ITEM 2. PROPERTY

We do not own any real estate. Currently, we lease properties in Breda and Amsterdam, The Netherlands.

Our offices located at Hambroeklaan 1 in Breda are leased by our subsidiary, Playlogic Game Factory, from Neglinge BV pursuant to a lease agreement, which expires on October 1, 2013. Playlogic Game Factory has an option to extend the lease agreement. If this option is exercised, the lease agreement will expire on October 1, 2018. The lease property spans 1,600 square meters and may only be used as office space. At signing of the lease agreement, the lessor committed itself to invest $440,000 (€300,000) in the lease property which amount shall be repaid by Playlogic Game Factory B.V. in ten years. Payment is due on a quarterly basis and amounts to $44,000 (€30,000) per year.

We lease our offices located at Concertgebouwplein 13 in Amsterdam from Mr. Prof. Dr. D. Valerio pursuant to a lease agreement, which expires on June 30, 2008. The lease property spans 260 square meters and may only be used as office space. Payment is due on a quarterly basis and amounts to $22,000 (€15,000) per quarter.

On February 4, 2008, we entered into a lease for new offices at the World Trade Center in Amsterdam. The move of our offices is scheduled to happen in May 2008.

The leased premises have approximately 900 square meters. The lease amounts to $425,000 (€291,000)) per year. We have agreed a rent free period and will only start payment as of January 2009. Payment is due on a quarterly basis.

ITEM 3. LEGAL PROCEEDINGS

On November 27, 2007, we have won the legal proceedings in copyrights to the game Ancient Wars: Sparta. So has decided the District Court of Amsterdam in the case of Playlogic Entertainment against WorldForge/Visionvale Ltd.  from Cyprus and Burut Co. from Russia.

The provisional judge of the District Court of Amsterdam concludes that all the copyrights to the game Ancient Wars: Sparta always belonged to Playlogic pursuant to the agreement with WorldForge / Visionvale and Burut. The judge ruled in Playlogic’s favour on all counts and WorldForge / Visionvale and Burut have to pay a penalty of € 10,000 each time they state the contrary or refrain from publishing rectifications of former wrong statements.

Furthermore, the Company is involved in a number of minor legal actions incidental to its ordinary course of business.

With respect to the above matters, the Company believes that it has adequate legal claims or defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of the holders of our common stock during the year. During the fiscal year ending December 31, 2007, no other matters were submitted to a vote of holders of our common stock through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since August 2, 2005, our common stock has been quoted on the Over-the-Counter (“OTC”) Bulletin Board, an electronic stock listing service provided by The NASDAQ Stock Market, Inc., under the symbol PLGC.OB (our symbol had been DNRE.OB from January 2003 until May 2005, and it was DNRR.OB from May 2005 until August 2, 2005).

As of December 31, 2007, there were approximately 400 holders of record of our common stock.

The price range of our common stock during the past two fiscal years is shown below. High and low prices given here refer to the high and low bid quoted on the OTC Bulletin Board. These prices reflect our 1-for-10 reverse stock split effective April 15, 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal 2006	High	Low

First Quarter	$5.50	$1.25
Second Quarter	$5.15	$2.40
Third Quarter	$3.00	$1.45
Fourth Quarter	$3.00	$0.36

Fiscal 2007	High	Low

First Quarter	$1.01	$0.36
Second Quarter	$1.01	$0.45
Third Quarter	$1.01	$0.64
Fourth Quarter	$1.10	$0.65

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

Common stock

During the year ended ended December 31, 2007, the Company sold 3,182,609 units at $1.15 per share to unrelated third parties for proceeds of $3,660,000 pursuant to an exemption from registration claimed under Rule 4(2) of the Securities Act of 1933, as amended.  Each unit consisted of two shares (totaling $ 2.30) of the Company’s par value common stock and one Common Stock Warrant to purchase the Company’s common stock at $2.75 per share at any time within the next 5 years. In total 1,591,308 warrants have been issued in relation to this sale. Furthermore, the Company sold 270,000 shares to an unrelated third party at par value for facilitating the share issuances.

During the year ended December 31, 2007, the Company issued 9,147,861 units at $0.80 per share to unrelated third parties for proceeds of approximately $7,313,000 pursuant to an exemption from registration claimed under Rule 4(2) of the Securities Act of 1933, as amended.  In relation to this sale 2,500,000 warrants have been issued to purchase the Company’s common stock at $1.35 per share at any time within the next 5 years.

Of this subscription, 6,287,273 shares were used to convert outstanding debt amounting to $5,024,899. The remaining 2,288,471 shares have been sold for cash, however  the cash was paid directly by subscriber to vendors of the Company and didn’t therefore go through the Company’s records.

During the year, the Company sold 600,000 shares of its common stock to an accredited investor based in the Netherlands at $0.90 per share for a total cash consideration of $538,604 pursuant to an exemption from registration claimed under Rule 4(2) of the Securities Act of 1933, as amended.

The above transactions can be summarized as follows:

	Cash	Cash to Vendors	Conversion of Debt	Total	Units
Shares issued @ 1.15	$2,735,019	$635,961	$289,020	$3,660,000	$3,182,609
Shares issued @ 0.80		2,288,471	5,024,899	7,313,370	9,147,861
Shares issued @ 0.90			538,604	538,604	600,000
Shares issued @ par	270			270	270,000
	$2,735,289	$2,924,432	$5,852,523	$11,512,244	$13,200,470

Option grants

On August 28, 2007, the Company granted to Willy J. Simon, the Company’s Chairman and Non Executive Director, 112,500 options to purchase shares of the Company’s common stock at an exercise price of $1.35 per share. A total of 112,500 shares of these options will vest on April 1, 2008. The options will expire after 3 years.

On August 28, 2008, the Company granted to George M. Calhoun, one of the Company’s Non Executive Directors, 62,500 options to purchase shares of the Company’s common stock at an exercise price of $1.35 per share. A total of 62,500 shares of these options will vest on April 1, 2008. The options will expire after 3 years.

On August 28, 2008, the Company granted to Erik L.A. van Emden, one of the Company’s Non Executive Directors, 62,500 options to purchase shares of the Company’s common stock at an exercise price of $1.35 per share. A total of 62,500 shares of these options will vest on April 1, 2008. The options will expire after 3 years.

On August 28, 2008, the Company granted a number of employees and officers a total of 725,000 options (in accordance with the table below) to purchase shares of the Company’s common stock at an exercise price of $1.35 per share. These options will vest for 33,33% on August 28, 2009, and the remaining options will vest in two equal installments on August 28, 2010 and August 28, 2011. The options will expire after 4 years.

W.M Smit, Chief Executive Officer	200,000
R.W. Smit, Executive Vice President	200.000
D. Morel, Chief Technology Officer	100.000
P.Y. Thiercelin, Director of Sales	75.000
B. Mulderij, Marketing Manager	75.000
M. Janse, Executive Producer	25.000
O. Klooster, Assistant Controller	25.000
I. Frid, Managing Director	15.000
L. Leatomu, PA to the CEO	10.000
		725.000

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

We believe that greater online functionality and the vast processing capabilities, as well as the new casual games with simplified controls (IE: Nintendo Wii, Nintendo DS, Playstation 3 Sixaxis and Playstation Eye) of the new platforms will further increase the total world wide installed base, diversifying the consumer base and help our industry grow. In addition, according to DFC Intelligence, new sales potential, revenue opportunities from wireless gaming, online console gaming, and in-game advertising are expected to grow from $1 billion in 2005 to $5 billion in 2009.

The games industry has gone through a transition period. The current and Next Gen consoles (Xbox360, PlayStation 3, Wii) and DS platforms have broadened the market, appealing to an even larger mass consumer audience than ever before, providing increased publishing opportunities. The investments in next generation platforms are however  marginally larger than for the previous generation platforms. Playlogic has created a healthy balance between games available for the current and the next generation platforms. To spread risk and broaden Playlogic’s portfolio, both Next Gen titles for the Playstation 3, Xbox 360 and Nintendo Wii as well as  PC games and handheld titles are a all part of the line-up for the coming year.

We have released 14 games to date:

Expected release
Game	Studio	Platform	date to retail
Completed Games
Alpha Black Zero	Khaeon (NL)	PC	Released
Airborne Troops	Widescreen Games (F)	PS2, PC	Released
Cyclone Circus	Playlogic Game Factory (NL)	PS2	Released
Xyanide	Overloaded (NL)	Mobile Phones	Released
World Racing 2	Synetic (D)	PS2, Xbox, PC	Released
Knights of the Temple 2	Cauldron (SK)	PS2, Xbox, PC	Released
Gene Troopers	Cauldron (SK)	PS2, Xbox, PC	Released
Xyanide	Playlogic Game Factory (NL)	Xbox	Released
Age of Pirates: Caribbean Tales	Akella (Russia)	PC	Released
Infernal	Metropolis (Poland)	PC	Released
Ancient Wars: Sparta	Visionvale (Cyprus)	PC	Released
Evil days of Luckless John	3A entertainment (British Virgin Islands)	PC	Released
Xyanide Resurrection	Playlogic Game Factory (NL)	PSP	Released
Obscure II	Hydravision (France)	PC, PS2	Released

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

Results of Operations

Comparison of Fiscal 2007 to Fiscal 2006

Revenues. Revenues for Fiscal 2007 were $10,099,746 as compared to $$5,042,516 for Fiscal 2006. This increase of more than 100% in revenues is primarily the result of increased sales volumes following various titles, the release of 4 new titles globally and 3 rd party development activities. The Company focused mainly on PC titles in previous years. Starting 2007 we expand this focus on bring titles to market on consoles as well. During 2007 we have launched two games on Playstation 2 platform and one on the PSP platform.

Gross Profit. Gross profit totaled $5,039,848 for Fiscal 2007. For Fiscal 2006, gross profit totaled $1,205,437. This increase in gross profit is primarily the result of an increase in net sales as well as the abitliy to sell at higher prices. Furthermore, we had one time expenses related to certain sales that decreased the margin.

Research and development  expenses . Research and development expenses totaled $542,215 for Fiscal 2007. For Fiscal 2006, research and development expenses totaled $2,135,832. This represents a decrease of $1,593,617 or 74%. This decrease is due to a higher amount of capitalized personnel expenses in our development studio in Fiscal 2007 for the game we are developing in-house. Furthermore, the expenses in 2006 contained R&D expenses for the Sony contract as well as the feasibility of the game we are developing in-house.

Selling, marketing, general and administrative expenses.  Selling, marketing, general and administrative expenses totaled $4,451,357 for the Fiscal 2007. For fiscal 2006, selling, general and administrative expenses totaled $7,223,642. Although 2006 contained a lot of one-time expenses, the Company has implemented strong and detailed focus on controlling the operating expenses. This led to lower expenses during the year.

Depreciation. Depreciation expense totaled $297,292 for Fiscal 2007. For Fiscal 2006, depreciation expense totaled $315,174. The decrease of $17,882 or 6% is caused by some fully depreciated items in fixed assets.

Asset impairment charges. We review our Capitalized Software whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment charges totaled $68,566 for fiscal 2007 versus $1,907,117 in Fiscal 2006. The Fiscal 2006 amount primarily reflects our decisions to terminate the development of two games following our assessment of changes in marketability of these games.

Interest expense. Interest expense totaled $1,164,250 for Fiscal 2007. For Fiscal 2006, interest expense totaled $917,972. This represents an increase of $246,277 and is primarily the result of an increase of our short term debts. Furthermore, an interest penalty expense for late repayment of an outstanding loan amounting to $1,254,100 has been recognized during 2006. This penalty was waived during the third quarter of 2007 and has therefore been recognized as an interest income. The penalty amounted to € 1,000,000. Due to the increased Euro rate to the Dollar, the amount is slightly higher for 2007.

Net Result. Our net profit was $743,729 for Fiscal 2007. For Fiscal 2006 we had a net loss that totaled $12,548,400. The increase of the net result is primarily due to higher revenues as well as a continued focus to reduce operating expenses. Furthermore, we were able to restructure some of our debts which led to incidental gains.

Other comprehensive income. Other comprehensive income represents the change of the Currency Translation Adjustments balance during the reporting period. The Currency Translation Adjustments balance that appears in the stockholders’ equity section is cumulative in nature and is a consequence from translating all assets and liabilities at current rate whereas the stockholders’ equity accounts are translated at the appropriate historical rate and revenues and expenses being translated at the weighted-average rate for the reporting period. The change in currency translation adjustments was $(617,751) for the Fiscal 2007 and $(908,018) for Fiscal 2006.

Equity. The total stockholders’ equity as of December 31, 2007 amounted to $695,753 as oppose to $(10,889,671) as of December 31, 2006. The improvement of equity is caused by the net result the Company made for the year as well as new equity subscriptions and loan conversions during the year.

Cash flow from operations. We showed a net profit for the year, however the cash flow from operations is negative. This is due to the fact that we had some old debts on the balance sheet that we had to repay. Furthermore, $1.2 million of our revenue was collected already during the year 2006, whereas the revenue could only be recognized in 2007.

Liquidity and Capital Resources

As of December 31, 2007, our cash balance was $349,464 as compared to $18,433 at December 31, 2006.

On March 20, 2008, we announced that we have successfully closed a $7 million financing. These are the terms and conditions of this financing:

1. Equity: The Company sold 3,000,000 shares of its common stock to an accredited investor based in the Netherlands at $ 1.00 per share for a total cash consideration of $3,000,000. The sale was made pursuant to the terms of a subscription agreement dated March 27, 2008. The Company will pay a placement fee of 7% (being $210,000) on this sale.

Concurrent with this sale, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrants may be exercised starting March 28, 2008 and expire on March 27, 2013.

2. Loan : On March 27, 2008, the Company has entered into a loan agreement with two lenders based in the Netherlands, pursuant to which the Company borrowed the principal amount of $4,000,000. The loan bears compound interest at a rate of 7% per annum and has a 2.5 year term. The interest will be paid on a monthly basis and repayment of the principal will be done in 8 quarterly installments, starting in the fourth quarter of 2008. Under this loan agreement, the Company pledged as a collateral all Intelectual Property (IP) owned by the Company. The Company has paid a placement fee of 1% on this loan ($40,000)

Concurrent with this loan agreement of March 27, 2008, the Company issued to these lenders warrants to purchase 1,286,000 shares Of the Company’s common stock at an exercise price of $1.20 per share. The warrants may be exercised starting March 28, 2008 and expire on March 27, 2013. The warrant will be exercised cashless and have a mandatory call clause when the stock price is $4.00.

The Company has received the funds on it’s bank account on March 27, 2008, netted with the placement fee totaling $250,000. An amount of $ 6,750,000 was received.

We will use this cash to further bring down our short term borrowings and the bank line of credit (totaling to approximately $ 2 million). The remaing $5million, will be used to invest in our game portfolio for 2008 and 2009.

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

Our net accounts receivable, after providing an allowance for doubtful accounts, at December 31, 2007 was $671,148, as compared to $749,579 at December 31, 2006. The decrease is due to a continued focus on collection of receivables. Although the revenue has increased we managed to bring down the average DSO ratio.

Off Balance Sheet Arrangements

Except the operating lease obligations mentioned below we do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Contractual Obligations

We have the following contractual obligations associated with its lease commitments and other contractual obligations per December 31, 2007:

Contractual Obligations	Payments Due By Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$172	$117	$55	-	-
Capital Lease Obligations	-	-	-	-	-
Operating lease Obligations (Including Rent)	2,090	$385	$682-	$682	$341
Purchase obligations	$3,225	$3,225	-	-	-
Other contractual obligations	-	-	-	-	-
Total	$5,487	$3,727	$737	$682	$341

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

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement” (“FAS 157”).  FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities.  FAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  FAS 157 is effective for fiscal years beginning after November 15, 2007, which will be our fiscal year 2008.  We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“FAS 159”). FAS 159 permits an entity to choose to measure many financial instruments and certain other items at fair value at specified election dates. Subsequent unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings. FAS 159 is effective for fiscal years beginning after November 15, 2007, which will be our fiscal year 2008. We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141, “Business Combinations” (“FAS 141R”).  FAS 141R retains the fundamental requirements in FAS 141 that the acquisition method of accounting (which FAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.  FAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  FAS 141R is effective for business combination transactions for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, which will be our fiscal year 2009.  We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”).  This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  FAS 160 is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008, which will be our fiscal year 2009.  We are evaluating the impact, if any, the adoption of this statement will have on our results of operations, financial position or cash flows.

Related Party Transactions

See below Part III.

ITEM 7. FINANCIAL STATEMENTS

The required financial statements begin on Page F-1 of this document.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 2, 2007, the Company’s Board of Directors authorized the appointment of Cordovano and Honeck, CPA’s of Englewood Colorado as the Company's new independent auditors for periods subsequent to the September 30, 2006 . The Company, its Board of Directors and/or management, did not consult with Cordovano and Honeck at any time prior to the April 2, 2007 appointment, regarding the Company's two most recent fiscal years ended December 31, 2006 and 2005, the subsequent interim period through the April 2, 2007 filing of the Form 8-K announcing this appointment event, and any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B .

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and executive officers are as follows:

Name	Age	Position
Willem M. Smit	61	Director, President, and Chief Executive Officer
Willy J. Simon	57	Chairman of the Board of Directors
George M. Calhoun	55	Member of the Board of Directors
Erik L.A. van Emden	59	Member of the Board of Directors
Rogier W. Smit	33	Executive Vice President
Wilbert Knol	40	Chief Financial Officer (ad interim)
Stefan Layer	37	Chief Marketing & Sales Officer
Dominique Morel	34	Chief Technology Officer
Pierre-Yves Thiercelin	33	International Sales Director

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

Pierre-Yves Thiercelin has joined the Company as International Sales Director in March 2007 and actively contributes to the further development of the company’s distribution network. Mr. Thiercelin has over 9 years experience in international trade working for various video games companies such as Midway, Novalogic and Ignition and also for non video games companies such as Samsung.

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

Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and regulations of the SEC there under require the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of initial ownership and changes in ownership with the SEC. Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that during 2007, all of the Section 16(a) filing requirements applicable to its executive officers, directors and ten percent stockholders were complied with on a timely basis.

Information Concerning the Board of Directors and the Audit Committee

During 2007, the Company's Board of Directors had four Directors. During 2007 the Board met five times on an executive base.

Audit Committee

The Company established an Audit Committee on October 31, 2005. Messrs. Calhoun (Chairman), Van Emden and Simon are the members of the Audit Committee.

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

During 2007 the Audit Committee met four times.

Compensation Committee

The Company's Compensation Committee is responsible for establishing and administering the Company's policies involving the compensation of all of its executive officers. This committee consists of Messrs. Van Emden (Chairman), Calhoun and Simon and was formed on December 15, 2005. The Compensation Committee operates pursuant to a charter approved by the Company's Board of Directors.

During 2007 one meeting were held by the Compensation Committee.

Nominating and Governance Committee

The Company's Nominating and Governance Committee selects nominees for the Board of Directors. This committee consists of Messrs. Simon (Chairman), Calhoun and Van Emden and was formed on December 15, 2005. The Nominating and Governance committee utilizes a variety of methods for identifying and evaluating nominees for director. Candidates may also come to the attention of the Nominating and Governance committee through current board members, professional search firms and other persons. The Nominating and Governance committee operates pursuant to a charter approved by the Board of Directors.

During 2007 no meetings were held by the Governance Committee

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation for the fiscal years ended December 31, 2005, 2006 and 2007 received by the individual who served as Playlogic International's Chief Executive Officer during 2007 and Playlogic International’s other most highly compensated executive officers whose total annual salary and bonus for fiscal year 2007 exceeded $100,000 (the “Named Officers”).

Summary Compensation Table
					Long-Term		Payouts	All Other Compensation
	Annual Compensation				Compensation Awards
Name and Principal Position as of December 31, 2007	Year	Salary €/($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards (2)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)

Willem M. Smit (1) Chief Executive Officer	2007 2006 2005	€0 €0 €0		--		200,000 (8)	--
Sloterhof Investments N.V. (of which Mr. Willem M. Smit is the beneficial owner) Managing Director	2007 2006 2005	€0 €0 €0		--			--
Rogier W. Smit Executive Vice President	2007 2006 2005	€143,000/$196,098 €143,000/$188,559 €143,000/$178,250		--		200,000 (11)	--
Wilbert Knol Chief Financial Officer a.i.	2007 2006 2005	€105,413/$144,554 €99,537/$131,249 €7,716/$10,174				60,000 (7)
Stefan Layer Chief Marketing & Sales Officer / VP	2007 2006 2005	€143,000/$196,098 €143,000/$188,559 €143,000/$178,250	$16,800 $67,200 $67,200	--	$245,000 (3)		--
Maarten Minderhoud General Counsel	2007 2006 2005	€143,000/$196,098 €143,000/$188,559 €143,000/$178,250	0	--	$21,000 (4)	40,000 (5)	-- --
Dominique Morel Chief Technology Officer	2007 2006 2005	€143,000/$196,098 €143,000/$188,559 €143,000/$178,250	0	--		100,000 (9) 100,000 (6)	-- --
Pierre-Yves Thiercelin International Sales Director (10)	2007 2006 2005	€ 48,500/$66,500 - -		--		75,000 (10)	--
_____________________

(1)
Willem M. Smit, the Company's Chief Executive Officer, will not receive any salary until there are positive cash flows from operations. Currently, the Company only pays Mr. Smit for his business related expenses, and it provides him a company car.

(2)	Calculated by multiplying the amount of restricted stock by the restated value for Dutch income tax purposes of the restricted stock grant ($.70 per share).

(3)
In connection with Mr. Layer’s employment arrangement, we sold 364,556 restricted shares to Mr. Layer, our Chief Marketing & Sales Officer at an aggregate price of $1. The restricted shares have two years’ lock-up period during which Mr. Layer cannot sell the shares.

(4)
In connection with Mr. Minderhoud’s employment arrangement with the Company we sold 30,000 restricted shares to Mr. Minderhoud at an aggregate price of $1. The restricted shares have a two-year lock up period during which Mr. Minderhoud can not sell the shares.

(5)
We granted to Mr. Minderhoud, 40,000 options to purchase shares of our common stock at an exercise price of $3.50 per share. A total of 10,000 shares of these options vested on October 1, 2007, and the remaining options will vest in three equal installments on September 1, 2008, September 1, 2009 and September 1, 2010.

(6)
We granted to Mr. Morel, 100,000 options to purchase shares of our common stock at an exercise price of $3.50 per share. A total of 25,000 shares of these options vested on October 1, 2007, and the remaining options will vest in three equal installments on October 1, 2008, October 1, 2009 and October 1, 2010

(7)
We granted to Mr. Knol, 60,000 options to purchase shares of our common stock at an exercise price of $2.50 per share. A total of 20,000 shares of these options will vest on May 4, 2008, and the remaining options will vest in two equal installments on May 4, 2009, May 4, 2010.

(8)
We granted to Mr. W.M. Smit 200,000 options to purchase shares of our common stock at an exercise price of $1.30 per share. A total of 66,666 shares of these options will vest on August 28, 2009, and the remaining options will vest in two equal installments on August 28, 2010 and August 28, 2011.

(9)
We granted to Mr. R.W. Smit and Mr. D. Morel, 200,000 resp 100,000 options to purchase shares of our common stock at an exercise price of $1.30 per share. A total of 100,000 shares of these options will vest on August 28, 2009, and the remaining options will vest in two equal installments on August 28, 2010 and August 28, 2011.

(10)
We granted to Mr. P.Y. Thiercelin, 75,000 options to purchase shares of our common stock at an exercise price of $1.30 per share. A total of 25,000 shares of these options will vest on August 28, 2009, and the remaining options will vest in two equal installments on August 28, 2010 and August 28, 2011. Mr. Thiercelin joined the Company in March 2007 as International Sales Director.

STOCK OPTIONS AND STOCK APPRECIATION RIGHTS

We established a stock option plan for employees that became effective in August 2007.

The following table contains information concerning the grant of stock options under individual employment arrangements with the Executive Officers made during the fiscal year of 2007.

Name (1)	Grant and approval date	Closing Price on Grant date	Number of Securities Underlying Options/SARs granted	Percentage of Total Options/SARs granted to employees in fiscal year	Exercise or Base Price ($/Sh)	Expiration date
Willem M. Smit (Chief Executive Officer)	August 28, 2007	$0.75	200,000	21%	$1.30	August 28, 2011
Rogier W. Smit (Executive vice President)	August 28, 2007	$0.75	200,000	21%	$1.30	August 28, 2011
Dominque Morel (CTO)	August 28, 2007	$0.75	100,000	10%	$1.30	August 28, 2011
W. Simon (Chairman of the Board of Directors)	August 28, 2007	$0.75	112,500	12%	$1.30	August 28, 2010
E. van Emden (member of the Board of Directors)	August 28, 2007	$0.75	62,500	6%	$1.30	August 28, 2010
G. Calhoun (member of the Board of Directors)	August 28, 2007	$0.75	62,500	6%	$1.30	August 28, 2010
Pierre-Yves Thiercelin (International Sales Director)	August 28, 2007	$0.75	75,000	7%	$1.30	August 28, 2011
____________

(1) See applicable footnotes to above Summary Compensation Table.

Option Exercises and Holdings

During the fiscal year ended December 31, 2007, no options were exercised.

Directors’ Compensation

 Each non-employee director is paid an annual cash retainer in the amount of $30,000 ($36,000 for the Chairman) for attending the meetings of the Board of Directors or its committees at which there is a quorum, whether in person or by telephone. In addition, all directors are eligible for reimbursement of their expenses in attending meetings of the Board of Directors or its committees. The non-employee directors have received stock options as disclosed in the table above. The options have a three year term and vest on April 1, 2008. The stock price on the day of the option grant was $0.75.

Employment Agreements

        Mr. Rogier W. Smit, Executive Vice President has an employement agreement for an indefinite period, but can be terminated by the Company upon twelve months notice or by Mr. Smit upon six months notice. Mr. Smit´s base salary amounts to $16,000 (€11,000) per month. In addition to his salary, Mr. Smit is entitled to a company car. Pursuant to the agreement, Mr. Smit is also subject to confidentiality, non-competition and invention assignment requirements.

        Mr. Stefan Layer, Chief Marketing & Sales Officer, has an employement agreement for an indefinite period, but can be terminated by the Company upon six months notice or by Mr. Layer upon three months notice. Mr. Layer's base salary is $16,000 (€11,000) per month. In addition to his salary, Mr. Layer is entitled to an annual bonus equal to 1% of our net profit of the net consolidated year figures after taxes and a company car. Under this agreement, Mr. Layer received 500,000 ordinary shares of Playlogic International at a nominal value of $0.068 (€0.05) per share which were exchanged for 364,556 shares of the Company's common stock. Such shares are subject to a two-year lock up period. After the lock up period Mr. Layer will be permitted to sell up to 50% of his shares each year. If Mr. Layer terminates the agreement or is dismissed, the shares he still owns must be sold back to the Company at nominal value. Pursuant to the agreement, Mr. Layer is also subject to confidentiality, non-competition and invention assignment requirements.

        Mr. Maarten Minderhoud , General Counsel, has an employement agreement for an indefinite period but can be terminated by the Company upon six months notice or by Mr. Minderhoud upon 3 months notice. Mr. Minderhoud’s base salary is $16,100 ( € 11,034) per month. . In addition to his salary, Mr. Morel is entitled to a company car. On September 1, 2005, pursuant to the agreement, Mr. Minderhoud received 30,000 shares of the Company's common stock at par value of $0.001. Such shares will be subject to a two-year lock up period. After the lock up period Mr. Minderhoud will be permitted to sell up to 50% of his shares each year. Pursuant to the agreement, Mr. Minderhoud was granted 40,000 options to purchase shares of common stock of the Company at an exercise price of $3.50 per share. 10,000 of these options vested on September 1, 2007, and 10,000 of the remaining options will vest on September 1, 2008, September 1, 2009 and September 1, 2010. Pursuant to the agreement, Mr. Minderhoud is also subject to confidentiality, non-competition and invention assignment requirements.

        Mr. Dominique Morel, Chief Technology Officer, has an employement agreement for an indefinite period but can be terminated by the Company upon six months notice or by Mr. Morel upon 3 months notice. Mr. Morel’s base salary will be $16,000 (€11,000) per month. In addition to his salary, Mr. Morel is entitled to a company car. Pursuant to the agreement, Mr. Morel was granted 100,000 options to purchase shares of common stock of the Company at an exercise price of $3.50 per share. 25,000 of these options vested on October 1, 2007, and 25,000 of the remaining options will vest on October 1, 2008, October 1, 2009 and October 1, 2010. Pursuant to the agreement, Mr. Morel is also subject to confidentiality, non-competition and invention assignment requirements.

        Mr.  Wilbert Knol, Interim Chief Financial Officer, has an employement agreement is for an indefinite period but can be terminated by the Company upon two months notice or by Mr. Knol upon 1 months notice. Mr. Knol ’s base salary as CFO a.i. is $13,700 (€9,336) per month. In addition to his salary, Mr. Knol is entitled to a company car. Pursuant to the agreement w e granted to Mr. Knol, 60,000 options to purchase shares of our common stock at an exercise price of $2.50 per share. A total of 20,000 shares of these options will vest on May 4, 2008, and the remaining options will vest in two equal installments on May 4, 2009, May 4, 2010. Pursuant to the agreement, Mr. Knol is also subject to confidentiality, non-competition and invention assignment requirements.

        Mr. Pierre-yves Thiercelin, International Sales Director, joined Playlogic in March 2007 and actively contributes to the further development of the company’s distribution network. Mr. Thiercelin has over 9 years experience in international trade working for various video games companies such as Midway, Novalogic and Ignition and also for non video games companies such as Samsung.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of December 31, 2007, information concerning the ownership of all classes of common stock of the Company of (i) all persons known to the Company to beneficially own 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) the Named Executive Officers and (iv) all directors and executive officers of the Company as a group. Share ownership includes shares issuable upon exercise of outstanding options that are exercisable within 60 days of December 31, 2007.

Name and Address (1)	Number of Shares of Common Stock	Percentage of Common Stock

Sloterhof Investments N.V. Pietermaai 15 Curacao, Netherlands Antilles	7,303,357	18.95%
Castilla Investments B.V. Concertgebouwplein 13 1071 LL Amsterdam The Netherlands	1,777,496	4.6%
Wind Worth Luxembourg Holding S.A.H 19 Rue de l’Industrie 8069 Betrange Luxembourg	2,138,874	5.55%
Willem Smit (2)	7,303,357	18.95%
Rogier Smit (3)	1,777,496	4.6%
Stefan Layer	364,556	*
Erik L.A. van Emden	0	*
Willy J. Simon	87,494	*
George M. Calhoun	200	*
All directors and executive officers as a group	9,533,103	24.74%

*Less than 1%
___________

(1) Unless otherwise indicated, the address is our address at Concertgebouwplein 13, 1071 LL Amsterdam, and The Netherlands.
(2) Includes shares held by Sloterhof Investments N.V. a company beneficially owned by Mr. W. Smit.
(3) Includes shares held by Castilla Investments B.V. a company beneficially owned by Mr. R. Smit.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective January 1, 2006 the Company entered into a service agreement with Altaville Investments N.V., a company beneficially owned by its CEO Willem M. Smit. The Company pays for certain services among others house keeping and cleaning services provided by Altaville to the Company at an annual aggregate amount of approximately $66,000 which is paid in 4 quarterly installments.

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

I TEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by Cordovano & Honeck for professional services rendered for the review of financial statements included in the Company's Forms 10-QSB for the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 as included in the Company’s Forms 10-QSB as well as for the audit of the financial statements ended December 31, 2007 as included in the Company’s 10-KSB were $99,000.

The aggregate fees billed by DVR Accountants for professional services rendered for assistance in the review of financial statements included in the Company's Forms 10-QSB for the quarter ended March 31, 2007, June 30, 2007 and September 30, 2007 as well as for the audit of the financial statements ended December 31, 2007 as included in the Company’s 10-KSB were $78,000.

Audit-Related Fees.

No fees were billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, for the years ended December 31, 2007.

Tax Fees.

The aggregate fees billed for tax compliance, tax advice or tax planning services by DRV for the fiscal year ended December 31, 2007 were $8,150.

All Other Fees.

There were no fees billed for products and services, other than the services described in the paragraphs captions “Audit Fees”, “Audit-Related Fees”, and “Tax Fees” above for the years ended December 31, 2007.

         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Playlogic International, INC.

Dated: March 27, 2008	By:	/s/ Willem M. Smit
Willem M. Smit Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/Willy J.. Simon Willy J. Simon	Chairman of the Board	March 27, 2008

/s/ Willem M. Smit Willem M. Smit	Director and Chief Executive Officer	March 27, 2008

/s/ Wilbert Knol Wilbert Knol	Chief Financial Officer (Principal Financing and Accounting Officer)	March 27, 2008

/s/ Erik L.A. van Emden Erik L.A. van Emden	Director	March 27, 2008

/s/ George M. Calhoun George M. Calhoun	Director	March 27, 2008

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Playlogic Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of Playlogic Entertainment, Inc. as of December 31, 2007, and the related consolidated statements of operations and comprehensive loss, changes in shareholders equity, and cash flows for the years ended December 31, 2007 and 2006.   These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over consolidated financial reporting. Our audit included consideration of internal control over consolidated financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over consolidated financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Playlogic Entertainment, Inc. as of December 31, 2007, and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP
Englewood, Colorado
March 24, 2008

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
December 31, 2007

ASSETS
Current Assets
Cash and cash equivalents	$349,464
Receivables
Trade, net of allowance for doubtful accounts of $356,043	671,148
Officers	78,754
Related party	50,620
Current portion of software development costs	6,244,843
Prepaid expenses and other	892,855

Total current assets	8,287,684

Property and equipment, net of accumulated depreciation of $2,091,749	753,768

Other assets
Software development costs, net of current portion	1,040,510

$10,081,962

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts and notes payable
Accounts payable	$4,785,678
Note payable to bank	1,056,552
Note payable, other	397,845
Other current liabilities
Current maturities of long-term debt	44,205
Accrued liabilities	2,142,754
Deferred revenues	148,750
Indebtedness to related party	589,400

Total current liabilities	9,165,184

Long-term debt
Note payable, net of current maturities	221,025

Total Liabilities	9,386,209

Shareholders' Equity
Preferred stock - $0.001 par value. 20,000,000 shares authorized. None issued and outstanding	-
Common stock - $0.001 par value.100,000,000 shares authorized. 38,532,580 shares issued and outstanding	38,533
Additional paid-in capital	54,081,832
Deferred Compensation-Employee Stock Options	374,571
Accumulated currency translation adjustments reserve	(3,057,297)
Accumulated deficit	(50,741,886)
695,753

$10,081,962

The accompanying notes are an integral part of these consolidated financial statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2007	2006

Sales, net of returns and allowances	$10,099,746	$5,042,516
Cost of sales
Direct costs and license fees	(2,673,675)	(3,001,618)
Amortisation of software development costs	(2,386,223)	(835,461)
	(5,059,898)	(3,837,079)

Gross profit	5,039,848	1,205,437

Operating expenses
Research and development	542,215	2,135,832
Selling and marketing	1,020,674	1,343,722
General and administrative	3,430,683	5,879,920
Asset impairment charges	68,566	1,907,117
Depreciation	297,292	315,174
Total operating expenses	5,359,430	11,581,765

Income (loss) from operations	(319,582)	(10,376,328)

Other income/(expense)
Gain on debt restructuring	850,411	-
Interest expense	(1,164,250)	(917,972)
Loan penalty expense	1,377,150	(1,254,100)

Income (loss) before provision for income taxes	743,729	(12,548,400)
Provision for Income Taxes	-	-

Net income (loss)	$743,729	$(12,548,400)

Earnings (loss) per share
- basic and fully diluted	$0.03	$(0.51)

Weighted-average number of shares of common stock outstanding
- basic and fully diluted	29,410,954	24,482,474

The accompanying notes are an integral part of these consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Deferred Compensation	Stock Subscription Receivable	Accumulated deficit	Accumulated Other Comprehensive Loss	Total

Balances at January 1, 2006	24,057,207	$24,057	$39,963,035	$-	$(1,229,344)	$(38,937,215)	$(1,531,523)	$(1,710,990)
			-
Common stock issued for cash	647,887	648	1,706,474	-	(190,560)	-	-	1,516,562
Offering costs			(17,599)					(17,599)
Loan conversions into shares	627,015	627	720,442	-	-	-	-	721,069
Common stock warrants	-	-	-	-	-	-	-	-
Collections on stock subscriptions receivable	-	-	-	-	1,419,904	-	-	1,419,904
Capital contributed to support operations	-	-	100,000	-	-	-	-	100,000
Change in currency translation adjustment	-	-	-	-	-	-	(908,017)	(908,017)
Stock options issued pursuant to Employee Compensation Plan	-	-	-	414,040	-	-	-	414,040
Non cash interest charge	-	-	123,760	-	-	-	-	123,760
Net loss for the period	-	-	-	-	-	(12,548,400)	-	(12,548,400)
			-
Balances at December 31, 2006	25,332,109	25,332	42,596,112	414,040	-	(51,485,615)	(2,439,541)	(10,889,671)

Common stock issued for cash	2,648,278	2,649	2,732,370	-	-	-	-	2,735,019
Issuing costs			(113,052)	-	-	-	-	(113,052)
Common stock issued to settle vendor payables	3,413,598	3,414	2,921,018	-	-	-	-	2,924,432
Common stock issued in exchange for debt	7,138,595	7,139	5,845,384	-	-	-	-	5,852,523
Capital contributed to support operations			100,000	-	-	-	-	100,000
Stock options issued pursuant to Employee Compensation Plan	-	-	-	(39,469)	-	-		(39,469)
Change in currency translation adjustment	-	-	-	-	-	-	(617,757)	(617,751)
Net loss for the period	-	-	-	-	-	743,729		743,723
Balances at December 31, 2007	38,532,580	$38,533	$54,081,832	$374,571	$-	$(50,741,886)	$(3,057,297)	$695,753

The accompanying notes are an integral part of these consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$743,729	$(12,548,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	287,292	315,174
Amortization of software development costs	1,343,229	835,461
Bad debt expense	-	280,834
Share-based payment	(39,469)	537,800
Warrant derivatives	-	8,800
Asset impairment charge	-	1,907,117
Management fees contributed as capital	100,000	100,000
(Increase)/ Decrease in cash attributable to changes in operating assets and liabilities :
Restricted cash	160,105	(146,420)
Accounts receivable - trade and other	154,940	(308,987)
Prepaid expenses and other	(17,345)	(993,488)
Increase / (Decrease) in:
Deferred revenue	(1,234,181)	1,244,976
Accounts payable - trade	(67,904)	1,828,600
Payroll taxes payable	(1,863,260)	1,874,025
Payroll taxes paid through equity subscription	1,644,587	-
Other current liabilities	(2,714,705)	380,592
Net cash used in operating activities	(1,492,970)	(4,683,916)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for software development	(1,981,477)	(3,695,342)
Cash paid to acquire property and equipment	(69,180)	(361,571)
Net cash used in investing activities	(2,050,657)	(4,056,913)

CASH FLOWS FROM FINANCING ACTIVITIES
Borrowing under bank line of credit	-	81,547
Payments on bank line of credit	(880,805)	-
Borrowing under short term notes	2,564,353	376,230
Payments on short term notes	(967,177)	-
Borrowing under long-term notes	-	1,748,945
Principal payments on long-term debt	(41,138)	(37,623)
Related party advances	-	3,860,929
Proceeds from sales of common stock	2,788,939	2,917,591
Net cash provided by financing activities	3,464,172	8,947,619

Effect of foreign exchange on cash	410,486	(328,116)

Increase/(Decrease) in Cash	331,031	(121,327)
Cash at beginning of the year	18,433	139,760

Cash at end of the year	$349,464	$18,433

Supplemental disclosures of interest and income taxes paid
Interest paid during the period	$1,331,716	$75,408
Income taxes paid (refunded)	-	-

Supplemental disclosures of non-cash investing and financing activities
Common stock issued to repay notes payable	$5,852,523	$721,069
Cost of acquiring capital paid with issuance of common stock	$113,052	$13,200
Payments paid to vendors directly by equity subscribers	$2,924,432	$-

The accompanying notes are an integral part of these consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE A - NATURE OF OPEATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Playlogic Entertainment, Inc. (“Playlogic,” the “Company” or “we”) develops and publishes interactive software games designed for video game consoles, handheld platforms and personal computers. We currently offer our products primarily in versions that operate on the Sony PlayStation 2 (“PS2”), Sony PlayStation 3 (“PS3”), Nintendo Wii (“Wii”), and Microsoft Xbox 360 (“Xbox360”) console systems, Nintendo Game Boy Advance (“GBA”), Sony PlayStation Portable (“PSP”), and Nintendo Dual Screen (“NDS”) hand-held devices, and the personal computer (“PC”).

We develop and publish action/adventure, racing, simulation, first-person action, and other software games to casual players, game enthusiasts, children, adults, and mass-market consumers.   Our principal sources of revenue are derived from publishing operations.  Publishing revenues are derived from the sale of internally developed software titles or software titles developed by third parties.  Our publishing business involves the development, marketing, and sale of products directly through distributors or through licensing arrangements, under which we receive royalties.

We sell our products in the globally, focusing on the United States, Europe and Asia.

Management acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce consolidated financial statements which present fairly the consolidated financial condition, results of operations and cash flows of the Company for the respective periods being presented

Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during the reporting periods. The most significant estimates and assumptions relate to the recoverability of software development costs, licenses and intangibles, and the adequacy of allowances for returns, price concessions and doubtful accounts. Actual amounts could differ significantly from these estimates.

Principles of consolidation
The consolidated  financial statements include the consolidated financial statements of Playlogic Entertainment, Inc. a Delaware corporation, Playlogic International N.V. (a corporation domiciled in The Netherlands) and its wholly-owned subsidiary Playlogic Game Factory B.V. (a corporation domiciled in The Netherlands).  All inter-company accounts and transactions have been eliminated in consolidation.

For reporting purposes, the Company operated in only one industry for all periods presented in the accompanying consolidated financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

Basis of presentation
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2007, we had a working capital deficit of approximately $900,000 resulting from recurring negative operating cash flow which raised substantial doubts about our ability to continue as a going concern. Our continued existence as a going concern is dependent upon our ability to generate sufficient cash flows to support our ongoing operations by meeting our current obligations as they come due and servicing our long-term debt on a timely basis.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

The market for software games is characterized by relative short lifecycles and requires the frequent introduction of new titles. A significant percentage of our sales of new titles occur within the first year after release.  In addition, titles that do not achieve wide market acceptance do not generate a sufficient level of sales to offset the costs associated with development. Therefore, our ability to generate sufficient cash flow to support our on going operations depends upon our ability to develop and sell new, commercially successful titles to replace revenues from titles in the later stages of their lifecycles. Any competitive, financial, technological or other factor which delays or impairs our ability to introduce and sell commercially successful titles could adversely affect our future cash flows.

On March 27, 2008, however, we closed on a private placement financing totalling approximately $6,750,000; consisting of approximately $2,750,000 in equity and $4,000,000 in debt. See also, Note N Subsequent Events, for additional details of the financing. As a result, the aforementioned substantial doubt about our ability to continue as a going concern has been alleviated.

Currency translation
The accompanying consolidated financial statements are reported in U.S. Dollars.  Accounts of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in other comprehensive income (loss). Realized and unrealized transaction gains and losses are included in income in the period in which they occur, except on inter-company balances considered to be long term. Transaction gains and losses on inter-company balances considered to be long term are recorded in other comprehensive income.

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company’s items of other comprehensive income (loss) are foreign currency translation adjustments, which relate to investments that are permanent in nature and therefore do not require tax adjustments.

The Euro is the functional currency of our operating subsidiaries domiciled in The Netherlands. We translate Euro into US Dollars, in accordance with the following table:

Financial statement element	Applicable rate
Assets	Balance sheet date *
Liabilities	Balance sheet date *
Equity	Historical
Revenues	Annual average**
Expenses	Annual average**
Gains	Annual average**
Losses	Annual average**

*$1.4735 at December 31, 2007

** Average for the year ended December 31, 2007 $1.3713
     Average for the year ended December 31, 2006 $1.2541

Cash and cash equivalents
The Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Concentration of Credit Risk
Financial instruments which potentially subject us to concentration of credit risk consist principally of accounts receivable. Our customer base includes distributors and retailers. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. We generally do not require collateral or other security from our customers. Our four largest customers accounted for 77%, and 88% of consolidated net revenues in each of the two years ended December 31, 2007, and 2006, respectively. As of December 31, 2007, the four largest customers accounted for 35% of our consolidated accounts receivable balance. Except for the largest customers noted above, all receivable balances from the remaining individual customers are less than 10% of the Company’s consolidated net receivable balance. Management believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience. We are currently investigating to insure our debtors in order to limit credit risks.

Financial Instruments
The estimated fair values of financial instruments have been determined using available market information and valuation methodologies described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value due to their short-term nature. Short-term investments are carried at fair value with fair values being estimated based on quoted market prices.

Accounts receivable - trade
Our customers are located principally within Europe. We typically make sales on account, with terms that vary depending upon the customer's credit history, liquidity, credit limits and sales history. From time to time, distributors and retailers in the interactive entertainment software industry have experienced significant fluctuations in their business operations and a number of them have failed. The failure of a significant customer could have a material negative impact on our cash flow.

Because of the credit risk involved, management has provided an allowance for doubtful accounts receivable, totaling $356,043 at December, 31, 2007, which we believe will eventually become uncollectible. This amount was already expensed in 2006. We have not recorded expenses for doubtful debt during the year 2007.

Property and equipment
Property and equipment is recorded at cost and is depreciated on a straight-line basis, over the estimated useful lives (generally 3 to 10 years) of the respective asset. Major additions and betterments are capitalized and depreciated over the estimated useful lives of the related assets. Maintenance, repairs, and minor improvements are charged to expense as incurred.

Software game development costs
Capitalized software game development costs include payments made in the form of milestone payments to independent software developers under development agreements, as well as direct costs incurred for internally developed titles. We account for software development costs in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 86 Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. Initially, we charge software development costs to research and development expense. We capitalize software game development costs after the technological feasibility of a title is established and such costs are determined to be recoverable against future revenues.  Amortization of such costs, as a component of cost of sales, is recorded on a title-by-title basis based on the greater of the proportion of current year sales to the total of current and estimated future sales for the title or the straight-line method over the remaining estimated useful life of the title. At each balance sheet date, the Company evaluates the recoverability of capitalized software costs based on net undiscounted future cash flows and charges to operations any amounts that are deemed unrecoverable. For the years ended December 31, 2007 and 2006, the Company recognized impairment charges of approximately of $69,000 and $1,907,000, respectively and amortization charges of approximately $2,368,000 and $ 835,000 respectively.

Our agreements with third-party developers generally provide us with exclusive publishing and distribution rights in exchange for advance payments that are recouped against royalties due to the developer based on the contractual amounts of product sales, adjusted for certain costs.

Research and development expenses
Research and development expenses are charged to operations as incurred and consist of the direct costs associated with developing software games prior to the establishment of technological feasibility of a specific game title. Research and development expense totaled approximately $542,000 and $2,136,000 respectively, for the years ended December 31, 2007 and 2006.

 Advertising expenses
We expense advertising costs as incurred. Advertising expense for the years ended December 31, 2007 and 2006 amounted to approximately $988,000, and $683,000, respectively.

Income Taxes
We utilize the asset and liability method of accounting for income taxes. At December 31, 2007, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and consolidated financial reporting purposes, primarily accumulated depreciation and amortization and the anticipated utilization of net operating loss carry forwards to offset current taxable income.

On January 1, 2007, we adopted FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Share-Based Payment Arrangements
We adopted SFAS 123(R), Share-Based Payment on January 1, 2006. SFAS 123(R) requires that compensation related to all share-based payment transactions with employees, including grants of employee stock options, to be measured based on their estimated grant-date fair value and recognized as compensation expense over the requisite service period in which the share-based payment is considered earned. The Company used the modified prospective application method when adopting SFAS 123(R), whereby the estimated fair value of unvested stock awards granted prior to January 1, 2006 were recognized as compensation expense in the statement of operations over the remaining requisite service period. For the year ended December 31, 2007 and 2006, the Company recorded approximately $72,000 and $345,000 respectively, of incremental stock-based compensation expense in connection with its adoption of SFAS 123(R). See Note J for a full discussion of the Company’s stock-based compensation arrangements.

Earnings (loss) per share
SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. The earnings per share for the year ended December 31, 2007 amounts to $0.03 compared to $(0.51) for the year ended December 31, 2006.

Unexercised stock options to purchase 1,312,500 and 350,000 shares of the Company’s common stock as of December 31, 2007 and 2006, respectively, were not included in the computation of diluted earnings per share because the exercise of the stock options would be anti-dilutive to earnings per share.

Unexercised warrants to purchase 6,402,778 shares and 1,097,962 shares of our common stock as of December 31, 2007 and 2006, respectively, were excluded from the computation of diluted earnings per share because to do so would artificially inflate per-share amounts.

Revenue recognition
We earn sales revenue from the sale of internally developed interactive software titles and from the sale of titles developed by and/or licensed from third-party developers and from contractual development activities.

We recognize revenue based in accordance with SOP 97-2, Software Revenue Recognition, as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions and U. S. Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as revised by SAB 104, Revenue Recognition.  As such, we recognize revenue when the following conditions are met:

1.	Evidence of an arrangement: The Company recognizes revenue when it has evidence of an agreement with the customer reflecting the terms and conditions to deliver products.
2.	Delivery: Delivery is considered to occur when the products are shipped and risk of loss has been transferred to the customer.
3.	Fixed or determinable fee: If a portion of the arrangement fee is not fixed or determinable, the Company recognizes that amount as revenue when the amount becomes fixed or determinable.
4.
Collection is deemed probable: At the time of the transaction, we conduct a credit review of each customer involved in a significant transaction to determine the creditworthiness of the customer. Collection is deemed probable if the credit review shows that customer is able to pay amounts under the arrangement as those amounts become due. If we later determine that collection is not probable, we recognize revenue when collection becomes probable (generally upon cash collection).

The Company defers revenues on sales which do not conform to the above listed criteria until such time that the billed amount is either paid or any attached right-of-return expires/terminates.

Some of the Company’s software products provide limited online functionality at no additional cost to the consumer. Currently, none of the Company’s products require an internet connection for use, and online functionality is perceived to be of only incidental value to the software product itself. When such functionality is offered to the consumer, the Company does not provide ongoing technical support for game play. Accordingly, the Company considers such features to be an insignificant deliverable and does not defer revenue related to products containing online features.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

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

Allowances for Returns, Price Concessions and Other Allowances
Our policy is to accept returns and we grant price concessions in connection with our publishing arrangements. Following reductions in the price of its products, we grant price concessions which permit customers to take credits for unsold merchandise against amounts they owe us. Our customers must satisfy certain conditions to allow them to return products or receive price concessions, including compliance with applicable payment terms and confirmation of field inventory levels.  We estimate future product returns and price concessions related to current period product revenue based upon, among other factors, historical experience and performance of the titles in similar genres, historical performance of a hardware platform, customer inventory levels, analysis of sell-through rates, sales force and retail customer feedback, industry pricing, market conditions and changes in demand and acceptance of its products by consumers.  We make significant judgments and estimates in connection with establishing the allowance for returns and price concessions in any accounting period. We believe we can make reliable estimates of returns and price concessions. However, actual results may differ from initial estimates as a result of changes in circumstances, market conditions and assumptions. Adjustments to estimates are recorded in the period in which they become known.

New accounting pronouncements
In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently in the process of evaluating the impact of SFAS No. 157 on our consolidated financial position and results of operations.

Reclassifications
Certain 2006 amounts have been reclassified to conform to the 2007 presentation.

NOTE B – RELATED PARTY TRANSACTIONS

Willem M. Smit, our Chief Executive Officer, has agreed to not receive any cash compensation until such time that the Company achieves positive cash flows from operations. However, the Company does reimburse Mr. Smit for his business related expenses and provides him with an automobile. As Mr. Smit provides executive management and oversight services to the Company, an amount of $100,000 per annum is imputed as the value of his services and recorded as additional contributed capital to the Company.

Effective January 1, 2006 the Company entered into a service agreement with Altaville Investments B.V., a company beneficially owned by its CEO Willem M. Smit. The Company pays for certain services (among others house keeping and cleaning services) provided by Altaville to the Company an annual aggregate amount of approximately $50,000 which is paid in twelve monthly installments. An amount of $ 50,000 has been recorded during the year ended December 31, 2007.

NOTE C - COMPREHENSIVE INCOME/(LOSS)

Components of comprehensive income/(loss) are as follows:

	Year ended December 31,
	2007	2006

Net income / (loss)	$746,729	$(12,548,400)
Foreign currency translation adjustment	(617,751)	(908,017)
Comprehensive income / (loss)	$128,978	$(13,456,417)

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE D- PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2007:

		Estimated life
Computers and office equipment	$2,044,528	3-5 years
Leasehold improvements	395,269	Lease term
Software	405,721	3-5 years
	2,845,518
Less accumulated depreciation	(2,091,750)
Net property and equipment	$753,768

Depreciation expense for the years ended December 31, 2007, and 2006, was $297,292, and $315,174, respectively.

 NOTE E - SOFTWARE DEVELOPMENT COSTS

The following table provides the details of software development costs for the year ended December 31, 2007:

Beginning balance		$4,463,430
Additions		4,593,036
Less:		9,056,466
Amortization	2,386,223
Write down	68,566
Foreign exchange	(683,676)
		(1,771,113)
		7,285,353
Less: current portion		(6,244,843)
Non-current portion		$1,040,510

The amount of software development costs resulting from advance payments and guarantees to third-party developers were $6,407,550 and $3,466,638, respectively, at December 31, 2007 and 2006. In addition, software development costs totaling $1,795,870 at December 31, 2007, related to titles that have not been released yet. The non-current portion of the capitalized software development costs is expected to be amortized in 2009.

NOTE F - NOTES PAYABLE

Note payable to bank

On March 10, 2006, the Company entered into a credit facility with ABN-AMRO Bank N.V. in the amount of €1,250,000, or approximately $1.6 million. This credit facility bears interest at 7.0%. The Company is anticipating repaying the outstanding amount (as of December 31, 2007 amounting to approximately $1 million) during the year 2008.  The Company has agreed with ABN-AMRO to bring the facility back to zero in mutual agreement. No end date has been agreed. Under the terms of this credit facility, the Company entered into a negative pledge arrangement on the Intellectual Property owned by the Company. Additionally, the Company’s CEO Mr. Willem M. Smit has issued a personal guarantee to ABN AMRO Bank N.V. for this credit facility.

Note payable, other

On May 3, 2006, the Company entered into a loan agreement with a lender based in The Netherlands, pursuant to which the Company borrowed the principal amount of €400,000, or approximately $590,000. This loan bears compound interest at a rate of 60% per annum, and repayment of principal and interest was due on August 4, 2006, which due date was extended for an indefinite period of time under the same terms and conditions.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE G — ACCRUED LIABILITIES

As of December 31, 2007, accrued liabilities can be specified as follows:

Payroll Taxes payable (a)	$1,326,649
Interest payable	104,686
Royalties payable	200,391
Wages, salaries and related personnel costs	218,060
Other accrued expenses	134,089
Board remuneration to be paid	158,879
$2,142,754

(a)  Payroll taxes payable have been partly offset against VAT refund claimed, in accordance with Dutch law.

Furthermore payroll taxes include local taxes to be paid on employee shares.

NOTE H - LONG-TERM DEBT

Long-term debt consists of the following note payable at December 31, 2007:

Note payable to landlord for leasehold improvements, payable in quarterly installments of approximately $11,050, matures in 2013, unsecured	$265,230
Less: current maturities	(44,205)
$221,025

Future maturities of long-term debt are as follows:

Year ending
December 31,
2008	$44,205
2009	44,205
2010	44,205
2011	44,205
2012	44,205
Thereafter	44,205

NOTE I - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2007 and 2006, respectively, are as follows:

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

	Year Ended
	December 31,
	2007		2006
Domestic:	$		$
Current		0		0
Deferred		0		0

Foreign:
Current		0		0
Deferred		0		0

State:
Current		0		0
Deferred		0		0
		$0		$0

As of December 31, 2007, the Company has a net operating loss carry forward of approximately $500,000 to offset future United States taxable income and approximately $40,000,000 to offset future Netherlands taxable income. Subject to current United States regulations, the approximate $500,000 carry forward will begin to expire in 2020. The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code and the Dutch Government. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the United States carry forwards.

The Company's income tax expense (benefit) for the years ended December 31, 2007 and 2006, respectively, differed from the statutory rate of 26% as noted below:

	Year ended December 31,
	2007	2006
Statutory rate applied to result before income taxes	$746,729	$(12,548,400)
Increase (decrease) in income taxes resulting from:
Foreign income taxes	(707,260)	11,979,589
State income taxes	-	-
Deferred income taxes	-	-
Non-deductible items:
Stock option expenses	(39,469)	414,040

Other, including reserve for deferred tax asset
and effect of graduated tax brackets	-	154,771
Total income tax expense (benefit)	$-	$-

NOTE J - SHAREHOLDER’S EQUITY

Preferred stock
As of December 31, 2007, the Company has 20,000,000 shares of par value $0.001 preferred stock authorized but unissued. The rights, preferences, and restrictions of the preferred stock may be designated by the Board of Directors without further action by our shareholders.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Common stock
During the year ended December 31, 2007, the Company sold 3,182,609 units at $1.15 per share to unrelated third parties for proceeds of $3,660,000 pursuant to an exemption from registration claimed under Rule 4(2) of the Securities Act of 1933, as amended.  Each unit consisted of two shares of the Company’s par value common stock and one Common Stock Warrant to purchase the Company’s common stock at $2.75 per share at any time within the next 5 years. In total 1,591,308 warrants have been issued in relation to this sale. Furthermore, the Company sold 270,000 shares to an unrelated third party at par value for facilitating the share issuances.

During the year ended December 31, 2007, the Company issued 9,147,861 units at $0.80 per share to unrelated third parties for proceeds of approximately $7,313,000 pursuant to an exemption from registration claimed under Rule 4(2) of the Securities Act of 1933, as amended.  In relation to this sale 2,500,000 warrants have been issued to purchase the Company’s common stock at $1.35 per share at any time within the next 5 years. Of this subscription, 6,287,273 shares were used to convert outstanding debt amounting to $5,024,899. The remaining 2,288,471 shares have been sold for cash which was paid directly by subscriber to vendors.

During the year, the Company sold 600,000 shares of its common stock to an accredited investor based in the Netherlands at $0.90 per share for a total cash consideration of $538,604 pursuant to an exemption from registration claimed under Rule 4(2) of the Securities Act of 1933, as amended.

The above transactions can be summarized as follows:

Issuance price		Cash	Settlement of vendor payables	Debt conversion	Total	Units
	$1.15	$2,735,019	$635,961	$289,020	$3,660,000	$3,182,609
	$0.80	-	2,288,471	5,024,899	7,313,370	9,147,861
	$0.90			538,604	538,604	600,000
$	par	270			270	270,000
		$2,735,289	$2,924,432	$5,852,523	$11,512,244	$13,200,470

Stock options
On August 28, 2007, we granted to Willy J. Simon, the Company’s Chairman and Non Executive Director, 112,500 options to purchase shares of the Company’s common stock at an exercise price of $1.35 per share. A total of 112,500 shares of these options will vest on April 1, 2008. The options will expire after 3 years.

On August 28, 2008, we granted to George M. Calhoun, one of the Company’s Non Executive Directors, 62,500 options to purchase shares of the Company’s common stock at an exercise price of $1.35 per share. A total of 62,500 shares of these options will vest on April 1, 2008. The options will expire after 3 years.

On August 28, 2008, we granted to Erik L.A. van Emden, one of the Company’s Non Executive Directors, 62,500 options to purchase shares of the Company’s common stock at an exercise price of $1.35 per share. A total of 62,500 shares of these options will vest on April 1, 2008. The options will expire after 3 years.

On August 28, 2008, we granted to certain employees and officers a total of 725,000 options (in accordance with the table below) to purchase shares of the Company’s common stock at an exercise price of $1.35 per share. These options vest ratably over three years and will expire in 4 years.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

Optionee	Number of options
W.M. Smit, Chief Executive Officer	200,000
R.W. Smit, Executive Vice President	200,000
D. Morel, Chief Technology Officer	100,000
P.Y. Thiercelin, Director of Sales	75,000
B. Mulderij, Marketing Manager	75,000
M. Janse, Executive Producer	25,000
O. Klooster, Assistant Controller	25,000
I. Frid, Managing Director	15,000
L. Leatomu, PA to the CEO	10,000
725,000

A summary of our stock options for the two years ended December 31, 2007 is as follows:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (months)	Aggregate intrinsic value
Outstanding at December 31, 2006 (none exercisable)	350,000	$3.07	44	$493,060
Granted	962,500	$1.30	41	$182,471
Exercised	-	$-	-	$-
Forfieted	-	$-	-	$-
Expired	-	$-	-	$-
Outstanding at December 31, 2007	1,312,500	$1.77	42	$675,531
Exercisable at December 31, 2007	35,000	$3.50	45	$96,145
Vested at December 31, 2007	35,000	$3.50	45	$96,145

Options outstanding that are expected to vest are net of estimated future forfeitures.  No options have been exercised during the year ended December 31, 2007.

The fair value of options granted during 2007 was estimated at the grant date using the Black-Scholes option-pricing model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  The following table summarizes the assumptions and variables used to compute the weighted average fair value of stock option grants:

Risk-free interest rate	4%
Dividend yield	0%
Volatility factor	51.35%
Weighted-average expected life	4 Years

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE K - COMMITMENTS AND CONTINGENCIES

Litigation

On November 27, 2007, we have won the legal proceedings in copyrights to the game Ancient Wars: Sparta. So has decided the District Court of Amsterdam in the case of Playlogic Entertainment against WorldForge/Visionvale Ltd.  from Cyprus and Burut Co. from Russia.

The provisional judge of the District Court of Amsterdam concludes that all the copyrights to the game Ancient Wars: Sparta always belonged to Playlogic pursuant to the agreement with WorldForge / Visionvale and Burut. The judge ruled in Playlogic’s favour on all counts and WorldForge / Visionvale and Burut have to pay a penalty of € 10,000 each time they state the contrary or refrain from publishing rectifications of former wrong statements.

Moreover the Company is involved in a few minor legal actions incidental to its ordinary course of business.

With respect to the above matters, the Company believes that it has adequate legal claims or defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future consolidated financial position or results of operations.

Office leases

The Company leases it’s executive offices located at Concertgebouwplein 13 in Amsterdam from Mr. D. Valerio. This lease agreement expires on June 30, 2008. The lease requires annual payments of approximately $83,000 (€59,000) per year, to be paid in quarterly installments.

Our subsidiary, Playlogic Game Factory, B. V., previously operated in leased offices, located at Hoge Mosten 16-24 in Breda, from Kantoren Fonds Nederland B.V. pursuant to a lease agreement which expired on February 28, 2007. Playlogic Game Factory, B. V., leases offices located at Hambroeklaan 1 in Breda from Neglinge BV pursuant to a lease agreement which expires on October 1, 2013. This lease agreement contains an extension option, which if exercised, will extend the expiration date to October 1, 2018. At the execution of this lease agreement, the landlord committed itself to invest approximately $425,000 (€300,000) in leasehold improvements which are scheduled to be repaid by Playlogic Game Factory B.V. over a 10 year period. The lease requires annual payments of approximately $425,000 (€300,000) per year, payable in quarterly installments.

Future minimum non-cancelable lease payments on the above leases for office space are as follows:

December 31,
2008	$399,000
2009	355,000
2010	355,000
2011	355,000
2012	355,000
Thereafter	355,000
Total	2,174,000

Transportation leases

The Company leases 14 automobiles for certain officers and employees pursuant to the terms of their individual employment agreements under operating lease agreements. These agreements are for terms of 3 to 4 years. The leases require monthly aggregate payments of approximately $20,000.

Future minimum non-cancelable lease payments on the above transportation leases are as follows:

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

December 31,
2008	$79,500
2009	37,400
2010	-
2011	-
2012	-
Thereafter	-
Total	116,900

Debt restructuring

During the year ended December 31, 2007, we settled accounts payable to our outside legal counsel for a gain of $180,000 provided that we agree pay a premium of approximately $210,000 in any future engagements. We reflected the gain in other income and expenses in the accompanying consolidated financial statements.

Software development contracts

The Company has entered into seven (7) separate software development contracts with unrelated entities. These contracts require periodic payments of agreed-upon amounts upon the achievement of certain developmental milestones, as defined in each individual contract. All of these contracts have completion deadlines of less than one (1) year from the contract execution and will require an aggregate funding liability of approximately $3.2 million through completion.

NOTE L - SEGMENT INFORMATION AND REVENUE CONCENTRATIONS

The Company sells its products to wholesale distributors in various domestic and foreign markets. The following table shows the Company’s gross revenue composition:

	For the year ended December 31,
	2007		2006

Europe and United Kingdom
Customer A	2,320,721	23%	1,872,371	37%
Customer B	1,473,039	15%	1,238,058	25%
Customer C	512.799	5%	167,235	3%
Customer D *	3,348,524	33%	0	0%
Others	2,208,296	22%	376,694	7%
	9,863,379	98%	3,654,358	72%
Middle East/Africa
Others	73,603	1%	54,636	1%
	73,603	1%	54,636	1%

United States & Canada
Customer F *	0	0%	905,075	18%
Customer G	162,764	2%	417,933	8%
Others	0	0%	10,514	0%
	162,764	2%	1,333,522	26%

Total	10,099,746	100%	5,042,516	100%

* The Company entered into a license contract with Customer A, for global distribution of certain games. As the Company is located in Europe, the revenue has been allocated to Europe and UK. Part of this revenue should however be read as US market revenue.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007

NOTE M – OTHER INCOME & EXPENSES

Debt restructuring

During the year ended December 31, 2007, the Company has negotiated a discount amounting to $100,000 with vendor A resulting in the obligation to pay an amount of $100,000 as a premium to the next capital raise. The realized gain following the agreed discount has been included in gain on debt restructuring. Furthermore, the Company has negotiated a discount amounting to $80,000 with vendor B resulting in the obligation to pay an amount of $110,000 as a premium to the next capital raise. The realized gain following the agreed discount has been included in gain on debt restructuring. With the same vendor (B) the Company agreed on a settlement of $197,000 based on agreed payments.  The Company estimates the chance of a future successful capital raise to be probable.

During the year 2007, the Company negotiated discounts resulting in the following gains, as presented under gains on debt restructuring totaling $850,411 over 4 different vendors.  The total gains from settlements are summarized as follows:

Vendor	Gain recognized in 2007
Vendor A	$100,000
Vendor B	285,000
Vendor C	115,000
Vendor D	350,411
$850,411

Loan penalty expense
During the year ended December 31, 2007, one of the Company’s loan providers, who imposed a penalty for being in default of repayment of a loan, amounting to $1,242,000 (€ 1,000,000) has waived that penalty. As a result we have reversed that transaction and we have recorded this reversal as a gain, amounting to $1,377,000 (€ 1,000,000).

NOTE N – SUBSEQUENT EVENTS

On March 20, 2008, we announced that we have successfully closed a $7 million financing. These are the terms and conditions of this financing:

1. Equity: The Company sold 3,000,000 shares of its common stock to an accredited investor based in the Netherlands at $ 1.00 per share for a total cash consideration of $3,000,000. The sale was made pursuant to the terms of a subscription agreement dated March 27, 2008. The Company will pay a placement fee of 7% (being $210,000) on this sale.

Concurrent with this sale, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrants may be exercised starting March 28, 2008 and expire on March 27, 2013.

2. Loan : On March 27, 2008, the Company has entered into a loan agreement with two lenders based in the Netherlands, pursuant to which the Company borrowed the principal amount of $4,000,000. The loan bears compound interest at a rate of 7% per annum and has a 2.5 year term. The interest will be paid on a monthly basis and repayment of the principal will be done in 8 quarterly installments, starting in the fourth quarter of 2008. Under this loan agreement, the Company pledged as a collateral all Intelectual Property (IP) owned by the Company. The Company has paid a placement fee of 1% on this loan ($40,000).

Concurrent with this loan agreement of March 27, 2008, the Company issued to these lenders warrants to purchase 1,286,000 shares of the Company’s common stock at an exercise price of $1.20 per share. The warrants may be exercised starting March 28, 2008 and expire on March 27, 2013. The warrant will be exercised cashless and have a mandatory call clause when the stock price is $4.00.

The Company has received the funds on it’s bank account on March 27, 2008, netted with the placement fee totaling $250,000. An amount of $ 6,750,000 was received.

The newly attracted funds will improve the working capital and equity position of the Company and will allow the Company to execute its business plan and adhere to release schedules for the year 2008.