Form 10QSB
period 2008-03-31
PLAYLOGIC ENTERTAINMENT INC
filed 2008-05-08
CIK 1141590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the period ended: March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

Class	Outstanding at May 8, 2008
Common Stock, par value $.001 per share	41,532,580 shares

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PLAYLOGIC ENTERTAINMENT, INC.

FORM 10-QSB

PART I -- FINANCIAL INFORMATION
 Item 1 -  Financial Statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008 Unaudited	December 31, 2007 Derived from audited statements
ASSETS
Current Assets
Cash and cash equivalents	$6,629,290	$349,464
Receivables
Trade, net of allowance for doubtful accounts	1,908,464	671,148
Officers	14,695	78,754
Value added taxes from foreign governments	61,839	50,620
Current portion of software development costs	7,468,794	6,244,843
Discount on long term debt	490,000	-
Prepaid expenses and other receivables	2,591,490	892,855

Total current assets	19,164,572	8,287,684

Property and equipment, net of accumulated depreciation	780,194	753,768

Other assets
Software development costs, net of current portion	1,523,739	1,040,510
Restricted cash	237,225	-

Total other assets	1,760,964	1,040,510

Total Assets	$21,705,730	$10,081,962

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilites
Accounts and notes payable
Accounts payable	$5,803,424	$4,785,678
Note payable to bank	1,164,391	1,056,552
Note payable, other	427,146	397,845
Other current liabilities
Current maturities of long-term debt	47,445	44,205
Accrued liabilities	2,647,812	2,142,754
Deferred revenues	413,742	148,750
Indebtedness to related party	2,623,299	589,400

Total current liabilities	13,127,259	9,165,184

Long-term debt, less current maturities
Note payable to related party	4,000,000	-
Note payable to other	225,365	221,025
	4,225,365	221,025

Total liabilities	17,352,624	9,386,209

Shareholders' Equity
Preferred stock - $0.001 par value. 20,000,000 shares authorized. None issued and outstanding	-	-
Common stock - $0.001 par value.100,000,000 shares authorized. 41,532,580 shares issued and outstanding	41,533	38,533
Additional paid-in capital	56,880,831	54,081,832
Deferred compensation-employee stock options	438,948	374,571
Accumulated currency translation adjustments reserve	(2,963,061)	(3,057,297)
Accumulated deficit	(50,045,145)	(50,741,886)
	4,353,106	695,753

Total liabilities and shareholders' equity	$21,705,730	$10,081,962

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	unaudited
	Three months ended March 31,
	2008	2007

Revenues
Sales, net of returns and allowances	$4,031,680	$3,482,596

Cost of sales
Direct costs and license fees	(1,070,560)	(637,983)
Amortisation of software development costs	(745,693)	(448,418)
	(1,816,253)	(1,086,401)

Gross profit	2,215,427	2,396,195

Operating expenses
Research and development	63,892	22,719
Selling and marketing	185,647	464,792
General and administrative	1,145,359	1,136,012
Depreciation	76,820	81,690
Total operating expenses	1,471,718	1,705,213

Profit from operations	743,709	690,982

Other income/(expense)
Gain on debt restructuring	-	387,408
Interest expense	(57,915)	(319,446)
Realized and unrealized exchange profit	10,954	-

Profit before provision for income taxes	696,747	758,944
Provision for income taxes	-	-

Net profit	$696,747	$758,944

Net profit per weighted-average share of common stock outstanding, computed on net profit
- basic and fully diluted	$0.02	$0.03

Weighted-average number of shares of common stock outstanding
- basic and fully diluted	38,565,913	25,332,109

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(345,472)	$23,101

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for software development	(1,868,065)	1,696,303-
Cash paid to acquire property and equipment	(49,247)	42,314-
Net cash used in investing activities	(1,917,312)	(1,738,617)

CASH FLOWS FROM FINANCING ACTIVITIES
Receipts on bank credit facility	-	30,229
Payments on bank line of credit	29,081	-
Cash repaid on short term notes	-	407,132-
Principal payments on long-term debt	(11,347)	9,850-
Cash received from shareholder loans	5,719,297	2,090,419
Proceeds from sales of common stock	2,790,000
Net cash provided by financing activities	8,527,031	1,703,666

Effect of foreign exchange on cash	15,578	1,915

Increase/(decrease) in cash	6,279,825	9,936-
Cash at beginning of period	349,464	16,537

Cash at end of period	$6,629,290	$6,601

Supplemental disclosures of interest and income taxes paid
Interest paid during the period	$-	$-
Income taxes paid (refunded)	-	-

Supplemental disclosures of non-cash investing and financing activities
Common stock issued to repay notes payable	$-	$-
Cost of acquiring capital paid with issuance of common stock	$210,000	$-

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	Common stock		Additional	Deferred compensation - employee stock options	Accumulated other
	Shares	Par value	paid-in capital		comprehensive loss	Accumulated deficit	Total

Balances at December 31, 2007	38,532,579	$38,533	$54,081,831	$374,571	$(3,057,291)	$(50,741,892)	$695,752

Common stock issued for cash	3,000,000	3,000	2,997,000	-	-	-	3,000,000
Capital contributed to support operations	-	-	25,000	-		-	25,000
Issuing costs	-	-	(713,000)	-	-	-	(713,000)
Stock options issued pursuant to employee compensation plan	-	-	-	64,377	-	-	64,377
Discount on long term debt			490,000				490,000
Change in currency translation adjustment	-	-	-	-	94,231	-	94,231
Net result for the period						696,747	696,747
	41,532,579	$41,533	$56,880,831	$438,948	$(2,963,061)	$(50,045,145)	$4,353,106

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

Basis of presentation
The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from audited financial statements and the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the interim reporting requirements of Regulation S-B.  They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP.  In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-KSBfor the year ended December 31, 2007.

The results of operations for the three months ended March 31, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the year.

There is no provision for dividends for the quarter to which this quarterly report relates.

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

*$1.5815 at March 31, 2008
  $1.4735 at December 31, 2007

** Average for the 3 months ended March 31, 2008 $1.5130
     Average for the 3 months ended March 31, 2007 $1.3133

NOTE B - SOFTWARE DEVELOPMENT COSTS

The following table provides the details of software development costs for the three months ended March 31, 2008 and for the year ended December 31, 2007:

	March 31, 2008 unaudited	December 31, 2007 (derived from audited statements)
Beginning balance	$7,285,353	$ 4,463,430
Additions	1,754,590	4,593,036
Amortization	(745,678)	(2,386,223)
Write down	-	(68,566)
Foreign exchange	698,279	683,676
Ending balance	8,992,544	7,285,353
Less: current portion	(7,468,794)	(6,244,843)
Non-current portion	$1,523,750	$ 1,040,510

The amount of software development costs resulting from advance payments and guarantees to third-party developers was $7,043,000 at March 31, 2008. In addition, software development costs at March 31, 2008 included an amounts of $823,000 related to titles that have not been released yet.

The non-current portion of the capitalized software development costs is expected to be amortized in 2009.

  PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE C – SHAREHOLDER’S EQUITY TRANSACTIONS

Common stock

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

NOTE D – LOANS FROM SHAREHOLDERS

In February 2008 the Company has entered into a bridge loan agreement with a lender in the Netherlands, pursuant to which the Company borrowed a principle amount of € 1,250,000 (or $1,977,000). The loan bears compound interest at a rate of 10% per annum and will be repaid on April 4, 2008.

On March 27, 2008, the Company has entered into a long term loan agreement with two lenders based in the Netherlands, pursuant to which the Company borrowed the principal amount of $4,000,000. The loan bears compound interest at a rate of 7% per annum and has a 2.5 year term. The interest will be paid on a monthly basis and repayment of the principal will be done in 8 quarterly installments, starting in the fourth quarter of 2008. Under this loan agreement, the Company pledged as a collateral all Intellectual Property (IP) owned by the Company. The Company has paid a placement fee of 1% on this loan ($40,000).

Concurrent with this loan agreement of March 27, 2008, the Company issued to these lenders warrants to purchase 1,286,000 shares of the Company’s common stock at an exercise price of $1.20 per share. The warrants may be exercised starting March 28, 2008 and expire on March 27, 2013. The warrants will be exercised cashless and have a mandatory call clause when the stock price is $4.00.

The warrants have been valued based on the Black & Scholes model. In accordance with APB 14, we have recognized a discount on the long term debt amounting to $490,000 which will be amortized over the term of the loan.

NOTE E - COMMITMENTS AND CONTINGENCIES

Litigation

On November 27, 2007, the District Court of Amsterdam found for the plaintiff (Playlogic) in the case of Playlogic Entertainment, Inc. vs. WorldForge/VisionVale Ltd.

The provisional judge of the District Court of Amsterdam concludes that all the copyrights to the game Ancient Wars: Sparta always belonged to Playlogic pursuant to the agreement with WorldForge / Visionvale and Burut. The judge ruled in Playlogic’s favor on all counts and WorldForge / Visionvale and Burut have to pay a penalty of  € 10,000 ($15,815)each time they state the contrary or refrain from publishing rectifications of former wrong statements.

Moreover the Company is involved in a few minor legal actions incidental to its ordinary course of business.

With respect to the above matters, the Company believes that it has adequate legal claims or defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future consolidated financial position or results of operations .

Office leases

The Company leases it’s executive offices located at Concertgebouwplein 13 in Amsterdam from Mr. D. Valerio. This lease agreement expires on June 30, 2008. The lease requires a last payment of approximately $23,000 (€15,000) for the second quarter of 2008. The Company will move their office in the second quarter of 2008 to the World Trade Center (WTC) in Amsterdam, the Netherlands.

The Company has entered into a lease agreement with the World Trade Center in Amsterdam for a period of 5 years ending July 31, 2013. The lease requires annual payments of approximately $460,000 (€ 291,500) for the offices and $32,000 (€20,600) for parking spaces at the building, all payable in quarterly installments. The offices total approximately 8,000 square feet (or 900 square meter). This lease agreement contains an extension option, which if exercised by the Company, will extend the expiration date to July 31, 2018.The Company has negotiated a rent-free period with the WTC for the period up to December 31, 2008. First payments will start January 2009.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Our fully owned subsidiary, Playlogic Game Factory, B. V., leases offices located at Hambroeklaan 1 in Breda from Neglinge BV pursuant to a lease agreement which expires on October 1, 2013. This lease agreement contains an extension option, which if exercised, will extend the expiration date to October 1, 2018. At the execution of this lease agreement, the landlord committed itself to invest approximately $470,000 (€300,000) in leasehold improvements which are scheduled to be repaid by Playlogic Game Factory B.V. over a 10 year period. The lease requires annual payments of approximately $470,000 (€300,000) per year, payable in quarterly installments.

Future minimum non-cancelable lease payments on the above leases for office space are as follows:

March 31,
2008	$399,000
2009	355,000
2010	355,000
2011	355,000
2012	355,000
Thereafter	355,000
Total	$2,174,000

Transportation leases

The Company leases 14 automobiles for certain officers and employees pursuant to the terms of their individual employment agreements under operating lease agreements. These agreements are for terms of 3 to 4 years. The leases require monthly aggregate payments of approximately $20,000.

Future minimum non-cancelable lease payments on the above transportation leases are as follows:

December 31,
2008	$79,500
2009	37,400
2010	-
2011	-
2012	-
Thereafter	-
Total	$116,900

Software development contracts

The Company has entered into eight (8) separate software development contracts with unrelated entities. These contracts require periodic payments of agreed-upon amounts upon the achievement of certain developmental milestones, as defined in each individual contract. All of these contracts have completion deadlines of less than one (1) year from the contract execution and will require an aggregate funding liability of approximately $1.8 million through completion.

NOTE F — OTHER RELATED PARTY TRANSACTIONS

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

Effective January 1, 2006 the Company entered into a service agreement with Altaville Investments B.V., a company beneficially owned by its CEO Willem M. Smit. The Company pays for certain service among others house keeping and cleaning services provided by Altaville to the Company an annual aggregate amount of approximately $ 50,000 which is paid in 4 quarterly installments.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE G - SEGMENT INFORMATION AND REVENUE CONCENTRATIONS

The Company sells it’s products to wholesale distributors in various domestic and foreign markets. The following table shows the Company’s gross revenue composition:

	For the 3 months ended March 31,
	2008		2007

Europe and United Kingdom
Customer A *	0	0%	2,211,950	64%
Customer B	1,083,710	27%	433,398	12%
Customer C	188,058	5%	525,331	15%
Customer D	1,108,424	27%	0	0%
Customer E	434,609	11%	0	0%
Others	493,614	12%	311,917	9%
	3,308,415	82%	3,482,596	100%
Asia
Others	32,505	1%	0	0%
	32,505	1%	0	0%

United States & Canada
Customer A *	0	0%	0	0%
Customer E	690,760	17%	0	0%
Others	0	0%	0	0%
	690,760	17%	0	0%

Total	4,031,680	100%	3,482,596	100%

* The Company entered into a license contract with Customer A, for global distribution of certain games. As the Company is located in Europe, the revenue has been allocated to Europe and UK. Part of this revenue should however be read as US market revenue.

NOTE H – SUBSEQUENT EVENTS

 In April, the Company has repaid the related party loans, amounting to $2.6 million using the available cash on the balance sheet.

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

Expected release
Game	Studio	Platform	date to retail
Completed Games
Alpha Black Zero	Khaeon (NL)	PC	Released
Airborne Troops	Widescreen Games (F)	PS2, PC	Released
Cyclone Circus	Playlogic Game Factory (NL)	PS2	Released
Xyanide	Overloaded (NL)	Mobile Phones	Released
World Racing 2	Synetic (G)	PS2, Xbox, PC	Released
Knights of the Temple 2	Cauldron (SK)	PS2, Xbox, PC	Released
Gene Troopers	Cauldron (SK)	PS2, Xbox, PC	Released
Xyanide	Playlogic Game Factory (NL)	Xbox	Released (1)
Age of Pirates: Caribbean Tales	Akella (Russia)	PC	Released
Infernal	Metropolis (Poland)	PC	Released
Ancient Wars: Sparta	World Forge (Russia)	PC	Released
Xyanide Resurrection	Playlogic Game Factory (NL)	PSP	Released
Evil Days Of Luckless John	3A Entertainment (Great Britain)	PC	Released
Xyanide: Resurrection	Playlogic Game Factory (NL)	PS2	Released
Obscure 2	Hydravision (F)	PC	Released
Obscure 2	Hydravision (F)	PS2	Released
Obscure 2	Hydravision (F)	Wii	Released

Xyanide: Resurrection	Playlogic Game Factory (NL)	PC	Released
Dragon Hunters	Engine software (NL)	DS	Released

Under development
Aggression 1914	Buka (Russia)	PC	Q2 2008
Dimensity	Dagger Studio (Bulgaria)	PC	Q2 2008
Red Bull Break Dancing	TBC	DS	Q2 2008
Infernal 2	Metropolis (Poland)	TBC	Q2 2008 (2)
Simon the Sorcerer 4	RTL /Silverstyle Studio (GER)	PC	Q2 2008
The Strategist	Humagade/Canada	DS	Q2 2008
Sudoku Ball	White Bear	Wii/PC/DS	Q4 2008
Age of Pirates: Captain Blood*	Akella (Russia)	PC	Q3 2008
Age of Pirates: Captain Blood*	Akella (Russia)	Xbox360	Q3 2008
Worldshift	RTL Games (Germany)	PC	Q4 2008
Undisclosed Title	Playlogic Game Factory (NL)	PS3, Xbox360, PC	Q1 2009
_______________

1       Released in the US only
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

Material agreements

During the three months ended March 31, 2008, the Company entered into a number of publishing and distribution agreements.

Critical Accounting Policies and Estimates

Our most critical accounting policies, which are those that require significant judgment, include: capitalization and recognition of software development costs and licenses; share-based compensation and revenue recognition. In-depth descriptions of these can be found in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the “2007 Form 10-K”). There have been no material changes in our existing accounting policies from the disclosures included in our 2007 Form 10-K.

Recently Issued Accounting Pronouncements

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159.  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  It is expected to expand the use of fair value measurements which is consistent with the Financial Accounting Standards Board’s long-term measurement objectives for accounting for financial instruments.  SFAS 159 is effective for our first fiscal year that begins after November 15, 2007, which is our fiscal year 2009 that begins in January 2008.  The Company is currently evaluating the impact of this statement to its financial position and results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), ‘’Business Combinations’’, or SFAS No. 141R.  SFAS No. 141R will change the accounting for business combinations.  Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009.  We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.  We are still assessing the impact of this pronouncement.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company believes that SFAS 159 should not have a material impact on the consolidated financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations" ("SFAS No. 141R"). SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until January 1, 2009. The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. The Company is still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"). SFAS 161 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

Results of Operations

Three Months Ended March 31, 2008 Compared to three months ended March 31, 2007

Net sales. Net sales for the three months ended March 31, 2008 were $4,031,680 as compared to $3,482,596 for the three months ended March 31, 2007. This increase of $549,084 or 16% in revenue is primarily related to the release a number of new titles and titles on next generation platforms such as the Nintendo Wii.

Gross Profit. Gross profit totaled $2,215,427 for the three months ended March 31, 2008. For the three months ended March 31, 2008, gross profit totaled $2,396,195. This small decrease in gross margin is due to the 2007 revenue consisted mainly of 2 titles that were licensed. In general the margins on license contract are higher as the cost of goods are being paid by the licensee.
Gross Profit as a percentage of sales can vary significantly from period to period due to the sales mix and the type of sales deals included.

Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses totaled $1,331,006, for the three months ended March 31, 2008. For the three months ended March 31, 2007, selling, general and administrative expenses totaled $1,600,804. This represents a decrease of $269,798 or 17%. This decrease in selling, general and administrative expenses is due to managements’ focus on cost control.

Research and Development. Research and development expenses totaled $63,892 for the three months ended March 31, 2008. For the three months ended March 31, 2007, research and development totaled $22,719. This represents a decrease of $41,173 or 181%. This decrease is due to costs in relation to 3 rd party development activities being classified as Cost of Sales. Furthermore, our in-house studio is focusing on the development of a game to be released in Q1 2009.

Depreciation. Depreciation expenses totaled $76,820 for the three months ended March 31, 2008. For the three months ended March 31, 2007, the depreciation expense totaled $81,690. The slight decrease is due to some fully depreciated assets. We expect a slight increase in depreciation for the rest of the year as we are moving our headquarter offices, which will lead to some leasehold improvement investments.

Gain on debt restructuring. Gain on debt restructuring totaled $0 for the three months ended March 31, 2008. For the three months ended March 31, 2007, gain on debt restructuring totaled $387,408. The gains relate to debt extinguishments with various creditors arranged during the first three months of last year. For 2008 we have not restructured any debt.

Interest Expense. Interest expense totaled $57,915 for the three months ended March 31, 2008. For the three months ended March 31, 2007, interest expense totaled $319,446. This represents a decrease of $261,531, or 82%. This decrease in interest expense is primarily due to the decrease of interest bearing short term loans during the year. During the year 2007 most loans were repaid or converted into equity.

Net Result. Our net profit was $696,747 for the three months ended March 31, 2008. For the three months ended March 31, 2007, the net profit totaled $758,944. Although a slight decrease in profit is shown, the quality of the result has improved dramatically. The company was able to restructure the debts, and through continued focus on the operational expenses the expenses are very flat compared to prior quarters. Last year we were able to also restructure debts which led to a one-time gain of $387,408 impacting the result.

Other comprehensive income. Other comprehensive income represents the change of the Currency Translation Adjustments balance during the reporting period. The Currency Translation Adjustments balance that appears in the stockholders’ equity section is cumulative in nature and is a consequence from translating all assets and liabilities at current rate whereas the stockholders’ equity accounts are translated at the appropriate historical rate and revenues and expenses being translated at the weighted-average rate for the reporting period. The Change in currency translation adjustments was $94,232 for the three months ended March 31, 2008 and $(104,667) for the three months ended March 31, 2007.

Cash flow from operations. We showed a net profit of $696,747 for the 3 months ended March 31, 2008, however the cash flow from operations shows $345,472 negative. This is due to the fact that we released 3 new titles in the first quarter, two of which were in March,  which causes some outstanding receivables in the balance sheet. Sales resulting in revenue, but not yet in cash.

Liquidity and Capital Resources

As of March 31, 2008 our cash balance was $6,629,290.

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

Our net accounts receivable, after providing an allowance for doubtful accounts, at March 31, 2008 was $1,908,464.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders’ equity. For the three months ended March 31, 2008, our accumulated foreign currency translation adjustment loss was approximately $3.0 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2008, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Playlogic International, Inc.

Date: May 8, 2008	By:	/s/ Willem M. Smit
Willem M. Smit Chief Executive Officer

Exhibit Index

Exhibits:

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.