Form 10-Q
period 2008-06-30
PLAYLOGIC ENTERTAINMENT INC
filed 2008-08-13
CIK 1141590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2008
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _______.

Commission file number 0-49649

PLAYLOGIC ENTERTAINMENT, INC
(Exact Name of Registrant as Specified in Its Charter)

Delaware	23-3083371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Strawinskylaan 1041, WTC Amsterdam, C-Tower, 10th floor	1077 XX
(Address of principal executive offices)	(Zip Code)
Registrant's Telephone Number, Including Area Code: + 31-20-676-0304

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "accelerated filer," "large accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒

As of June 30, 2008, there were 44,141,275 shares of the Registrant's Common Stock outstanding.

PLAYLOGIC ENTERTAINMENT, INC.

FORM 10-Q

PART I -- FINANCIAL INFORMATION
  Item 1 -  Financial Statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	Unaudited	Derived from audited statements
ASSETS
Current Assets
Cash and cash equivalents	$2,973,327	$349,464
Receivables
Trade, net of allowance for doubtful accounts	3,572,556	671,148
Officers	60,328	78,754
Value Added Taxes from foreign governments	62,758	50,620
Current portion of software development costs	8,530,188	6,244,843
Prepaid expenses and other receivables	1,830,956	892,855

Total current assets	17,030,113	8,287,684

Property and equipment, net of accumulated depreciation	1,398,280	753,768

Other assets
Software development costs, net of current portion	2,338,654	1,040,510
Restricted cash	236,700	-

Total other assets	2,575,354	1,040,510

Total Assets	$21,003,747	$10,081,962

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilites
Accounts and notes payable
Accounts payable	$5,301,292	$4,785,678
Note payable to bank	-	1,056,552
Note payable, other	-	397,845
Other current liabilities
Current maturities of long-term debt	47,340	44,205
Accrued liabilities	1,203,549	2,142,754
Deferred revenues	-	148,750
Indebtedness to related party	3,161,082	589,400

Total current liabilities	9,713,263	9,165,184

Long-term debt, less current maturities	3,772,030	221,025

Total Liabilities	13,485,293	9,386,209

Shareholders' Equity
Common stock	44,141	38,533
Additional paid-in capital	59,693,224	54,081,832
Deferred Compensation-Employee Stock Options	481,250	374,571
Accumulated other comprehensive loss	(2,999,080)	(3,057,297)
Accumulated deficit	(49,701,001)	(50,741,886)
Total Shareholders' Equity	7,518,454	695,753

Total Liabilities and Shareholders' Equity	$21,003,747	$10,081,962

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Unaudited

	Three months ended June 30		Six months ended June 30
	2008	2007	2008	2007

Revenues
Sales, net of returns and allowances	$4,318,432	$1,101,432	$8,350,112	$4,584,028

Cost of sales
Direct costs and license fees	(1,179,682)	(602,408)	(2,250,242)	(1,238,731)
Amortisation of software development costs	(977,097)	(163,489)	(1,722,790)	(613,567)
	(2,156,779)	(765,897)	(3,973,032)	(1,852,298)

Gross profit	2,161,653	335,535	4,377,080	2,731,730

Operating expenses
Research and development	111,550	344,036	175,442	366,755
Selling and marketing	221,539	65,831	407,186	530,623
General and administrative	1,294,359	1,252,622	2,439,718	2,388,634
Depreciation	79,585	70,934	156,405	152,624
Total operating expenses	1,707,033	1,733,423	3,178,751	3,438,636

Profit from operations	454,620	(1,397,888)	1,198,329	(706,906)

Other income/(expense)
Gain on debt restructuring	-	362,795	-	750,203
Interest expense	(108,803)	(188,678)	(166,718)	(508,124)
Realized and unrealized exchange profit	(1,760)	-	9,194	-

Profit before provision for income taxes	344,057	(1,223,771)	1,040,805	(464,827)
Provision for Income Taxes	-	-	-	-

Net Profit	344,057	(1,223,771)	1,040,805	(464,827)

Net profit per weighted-average share of common stock outstanding, computed on Net Profit
- basic and fully diluted	0.01	(0.05)	0.03	(0.02)

Weighted-average number of shares of common stock outstanding
- basic and fully diluted	41,546,874	26,006,149	40,096,325	25,670,991

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six months ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit / (Loss)	$1,040,806	(464,828)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	156,405	152,624
Amortization of software development	1,557,308	613,507
Bad debt expense	20,098	-
Expense charges for stock options	106,678	(165,627)
Management fees contributed as capital	50,000	50,000
Non-cash interest charge on warrants	49,000	8,800
Cash paid for software development	(4,539,834)	(1,898,565)
(Increase)/ Decrease in cash attributable to changes in operating assets and liabilities
Restricted cash	(230,195)	-
Accounts receivable - trade and other	(2,795,474)	65,543
Prepaid expenses and other	(859,052)	(1,155,183)
Increase / (Decrease) in
Deferred revenues	(154,921)	(926,931)
Accounts payable - trade	(32,858)	611,074
Payroll taxes payable	(856,788)	647,070
Other current liabilities	(124,589)	(21,235)
Net cash used in operating activities	$(6,613,416)	$(2,483,750)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire property and equipment	(731,215)	(50,199)
Net cash used in investing activities	(731,215)	(50,199)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank line of credit	(1,100,386)	(209,175)
Receipts on short term notes	4,987,450	3,663,875
Cash repaid on short term notes	(3,107,834)	(4,514,991)
Principal payments on long-term debt	(23,019)	(19,948)
Cash received from shareholder long term loans	4,000,000	2,607,540
Proceeds from sales of common stock	5,077,000	997,402
Net cash provided by financing activities	9,833,211	2,524,703

Effect of foreign exchange on cash	135,282	2,196

Increase/(Decrease) in Cash	2,623,862	(7,050)
Cash at beginning of period	349,464	16,537

Cash at end of period	$2,973,327	$9,487

Supplemental disclosures of interest and income taxes paid
Interest paid during the period	$-	$-
Income taxes paid (refunded)	$-	$-

Supplemental disclosures of non-cash investing and financing activities
Common stock issued to repay notes payable	$-	$-
Cost of acquiring capital paid with issuance of common stock	$-	$-

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
(unaudited)

	Common stock
	Shares	Par Value	Additional Paid-in Capital	Deferred Compensation	Accumulated deficit	Accumulated Other Comprehensive Loss	Total
Balances at December 31, 2007	38,532,579	38,533	54,081,832	374,571	(50,741,886)	(3,057,297)	695,751

Common stock issued for cash	5,608,696	5,608	5,994,392				6,000,000
Capital contributed to support operations			50,000				50,000
Offering costs			(923,000)				(923,000)
Stock options issued pursuant to Employee Compensation Plan				$106,679			106,679
Discount on debt			$490,000				490,000
Comprehensive income:
Currency translation adjustment						$58,217	58,217
Net profit					$1,040,805		1,040,805
Total comprehensive income							1,099,022
Balances at June 30, 2008	44,141,275	$44,141	$59,693,224	$481,250	$(49,701,081)	$(2,999,080)	$7,518,454

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from audited financial statements and the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP.  In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-KSBfor the year ended December 31, 2007.

The results of operations for the six months ended June 30, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the year.

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

We develop and publish action/adventure, racing, simulation, first-person action, and other software games for casual players, game enthusiasts, children, adults, and mass-market consumers.   Our principal sources of revenue are derived from publishing operations.  Publishing revenues are derived from the sale of internally developed software titles or software titles developed by third parties.  Our publishing business involves the development, marketing, and sale of products directly through distributors or through licensing arrangements, under which we receive royalties.

We sell our products worldwide.

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

Currency translation
The accompanying unaudited condensed consolidated financial statements are reported in U.S. Dollars.  Accounts of foreign operations are translated into U.S. dollars using exchange rates for assets and liabilities at the balance sheet date and average prevailing exchange rates for the period for revenue and expense accounts. Adjustments resulting from translation are included in other comprehensive income (loss). Realized and unrealized transaction gains and losses are included in income in the period in which they occur, except on inter-company balances considered to be long term. Transaction gains and losses on inter-company balances considered to be long term are recorded in other comprehensive income.

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
____________

*$1.5780 at June 30, 2008
  $1.4735 at December 31, 2007

** Average for the 6 months ended June 30, 2008 $1.5346
     Average for the 6 months ended June 30, 2007 $1.3299

Earnings/(Loss) Per Share.
Basic earnings/(loss) per common share is computed by dividing net income(loss) by the weighted-average number of shares of common stock outstanding for the period. Basic earnings per share excludes the impact of unvested shares of restricted stock issued under the Company’s incentive stock compensation plan.  Diluted earnings per share reflects the potential impact of common stock options and unvested shares of restricted stock issued under the Company’s incentive stock compensation plan, and outstanding common stock purchase warrants. Diluted and basic earnings per share for the three and six month periods ended June 30, 2008 and 2007 are the same because the impact of shares issuable under the incentive stock compensation plan and common stock purchase warrants is anti-dilutive after applying the treasury stock method, as is required by SFAS 128 Earnings per Share .

Recently Issued Accounting Pronouncements

In 2008, the Securities and Exchange Commission (the “SEC”) adopted rule amendments that replace the category of “Small Business Issuers” with a broader category of “Smaller Reporting Companies.” Under these rules, a “Smaller Reporting Company” is a company with a public float less than $75,000,000 (measured at end of Q2). Companies that meet this definition are able to elect “scaled disclosure standards” on an item-by-item or “a-la-carte” basis. With this change, the SEC has streamlined and simplified reporting for many companies, and has not added any significant disclosure requirements.

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

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements , which defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. Fair value is the price that we would receive to sell an asset or pay to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

NOTE B - SOFTWARE DEVELOPMENT COSTS

The following table provides the details of software development costs as of June 30, 2008 and for the year ended December 31, 2007:

	June 30, 2008 unaudited	December 31, 2007 (derived from audited statements)
Beginning balance	$7,285,353	$4,463,430
Additions	4,590,128	4,593,036
Amortization	(1,643,722)	(2,386,223)
Write down	0	(68,566)
Foreign exchange	718,350	683,676
Ending balance	10,950,109	7,285,353
Less: current portion	(8,611,455)	(6,244,843)
Non-current portion	$2,338,654	$1,040,510

The amount of software development costs resulting from advance payments and guarantees to third-party developers was approximately $8.7 million at June 30, 2008. In addition, software development costs at June 30, 2008 included an amount of $2,877,000 related to titles that have not been released yet.

The non-current portion of the capitalized software development costs is expected to be amortized in 2009 and further.

  PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE C – SHAREHOLDER’S EQUITY TRANSACTIONS

Common stock

On June 2008, the Company sold 2,608,696 shares of its common stock to an accredited investor based in the Netherlands at $ 1.15 per share or gross proceeds of $3,000,000, pursuant to the terms of a subscription agreement dated June 27, 2008.  The Company will pay a placement fee of 7% or $210,000, which has been recorded as a reduction of the gross proceeds.  Concurrent with this sale, the Company issued warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrants may be exercised starting June 28, 2008 and expire on June 27, 2013.

On March 2008, the Company sold 3,000,000 shares of its common stock to an accredited investor based in the Netherlands at $ 1.00 per share or gross proceeds of $3,000,000, pursuant to the terms of a subscription agreement dated March 27, 2008. The Company has paid a total of $260,000 placement fee, which has been recorded as a reduction of the gross proceeds. Concurrent with this sale, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrants may be exercised starting March 28, 2008 and expire on March 27, 2013.

Stock option plan

On June 4, 2008, the Board of Directors has agreed to grant 1,140,000 options to key employees. This grant is in accordance with the in 2006 approved Employee Stock Option Plan. The option have an exercise price of $2.00 per share. These options vest ratably over three years and will expire in 4 years.  The fair value of the options totaled $164,160 or $0.144 per share, of which $4,000 was recorded during the six months ended June 30, 2008.

The fair value of options granted was estimated at the grant date using the Black-Scholes option-pricing model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  The following table summarizes the assumptions and variables used to compute the weighted average fair value of stock option grants:

Risk-free interest rate	4.5%
Dividend yield	0%
Volatility factor	38.56%
Weighted-average expected life	4 Years

NOTE D – LOANS FROM SHAREHOLDERS

On May 19, 2008, the Company entered into a bridge loan agreement with a shareholder based in the Netherlands, pursuant to which the Company borrowed a principal amount of € 700,000 (or $ 1,105,000). The loan bears interest at a rate of 1% per month for the first 2 months followed by a monthly interest of 1.5%. Interest will be paid on a monthly basis, the principle amount will be repaid before December 31, 2008.

On April 25, 2008, the Company entered into a bridge loan agreement with a shareholder based in the Netherlands, pursuant to which the Company borrowed a principal amount of € 1,300,000 (or $ 2,051,000).  The bridge loan has been repaid by the Company on July 3, 2008.

On March 27, 2008, the Company has entered into a long term loan agreement with two shareholders based in the Netherlands, pursuant to which the Company borrowed the principal amount of $4,000,000. The loan bears compound interest at a rate of 7% per annum and has a 2.5 year term. The interest will be paid on a monthly basis and repayment of the principal will be done in 8 quarterly installments, starting in the fourth quarter of 2008. Under this loan agreement, the Company pledged as a collateral all Intellectual Property (IP) owned by the Company. The Company has paid a placement fee of 1% on this loan ($40,000).

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Concurrent with this loan agreement of March 27, 2008, the Company issued to these shareholders warrants to purchase 1,286,000 shares of the Company’s common stock at an exercise price of $1.20 per share. The warrants may be exercised starting March 28, 2008 and expire on March 27, 2013. The warrants will be exercised cashless and have a mandatory call clause when the stock price is $4.00.

The warrants have been valued based on the Black & Scholes model. In accordance with APB 14, we have recognized a discount on the long term debt amounting to $490,000 which will be amortized over the term of the loan.  During the six months ended June 30, 2008, $49,000 was amortized as interest expense in the accompanying unaudited condensed consolidated financial statements.

On February 29, 2008, entered into a bridge loan agreement with a shareholder based in the Netherlands, pursuant to which the Company borrowed a principal amount of €1,250,000 (or approximately $1,937,000).  The bridge loan has been repaid by the Company on April 3, 2008

NOTE E - COMMITMENTS AND CONTINGENCIES

Litigation

On November 27, 2007, the District Court of Amsterdam found for the plaintiff (Playlogic) in the case of Playlogic Entertainment, Inc. vs. WorldForge/VisionVale Ltd.

The provisional judge of the District Court of Amsterdam concludes that all the copyrights to the game Ancient Wars: Sparta always belonged to Playlogic pursuant to the agreement with WorldForge / Visionvale and Burut. The judge ruled in Playlogic’s favor on all counts and WorldForge / Visionvale and Burut have to pay a penalty of  € 10,000 ($15,815) each time they state the contrary or refrain from publishing rectifications of former wrong statements.

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

Office leases

The Company leased it’s executive offices located at Concertgebouwplein 13 in Amsterdam from Mr. D. Valerio. This lease agreement expired on June 30, 2008. At the end of the reporting period the Company does not have any further obligations. The Company has moved their office in May 2008 to the World Trade Center (WTC) in Amsterdam, the Netherlands.

The Company has entered into a lease agreement with the World Trade Center in Amsterdam for a period of 5 years ending July 31, 2013. The lease requires annual payments of approximately $460,000 (€ 291,500) for the offices and $32,000 (€20,600) for parking spaces at the building, all payable in quarterly installments. The offices total approximately 8,000 square feet (or 900 square meter). This lease agreement contains an extension option, which if exercised by the Company, will extend the expiration date to July 31, 2018.The Company has negotiated a rent-free period with the WTC for the period up to December 31, 2008. First payments will start January 2009.  The Company recognized $68,000 in rent expense  from this lease agreement during the six months ended June 30, 2008.

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

Future minimum non-cancelable lease payments on the above leases for office space are as follows:

June 30,
2008	$235,000
2009	930,000
2010	930,000
2011	930,000
2012	930,000
Thereafter	700,000
Total	$4,655,000

Transportation leases

The Company leases 14 automobiles for certain officers and employees pursuant to the terms of their individual employment agreements under operating lease agreements. These agreements are for terms of 3 to 4 years. The leases require monthly aggregate payments of approximately $20,000.

Future minimum non-cancelable lease payments on the above transportation leases are as follows:

December 31,
2008	$61,000
2009	37,400
2010	-
2011	-
2012	-
Thereafter	-
Total	$98,400

Software development contracts

The Company has entered into eight (8) separate software development contracts with unrelated entities. These contracts require periodic payments of agreed-upon amounts upon the achievement of certain developmental milestones, as defined in each individual contract. All of these contracts have completion deadlines of less than one (1) year from the contract execution and will require an aggregate funding liability of approximately $2.0 million through completion.

NOTE F —RELATED PARTY TRANSACTIONS

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

Effective January 1, 2006 the Company entered into a service agreement with Altaville Investments B.V., a company beneficially owned by its CEO Willem M. Smit. The Company pays for certain service among others house keeping and cleaning services provided by Altaville to the Company an annual aggregate amount of approximately $ 50,000 which is paid in 4 quarterly installments.  There are $60,328 outstanding receivables due to our officer as of June 30, 2008.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE G - SEGMENT INFORMATION AND REVENUE CONCENTRATIONS

The Company sells it’s products to wholesale distributors in various domestic and foreign markets. The following table shows the Company’s gross revenue composition:

	For the 6 months ended June 30,
	2008		2007

Europe and United Kingdom
Customer A *	0	0.0%	2,491,740	54.4%
Customer B	2,117,511	25.4%	957,507	20.9%
Customer C	599,642	7.2%	531,948	11.6%
Customer D	1,354,465	16.2%	0	0.0%
Customer E	1,416,842	17.0%	0	0.0%
Customer F	440,823	5.3%	0	0.0%
Others	1,673,494	20.0%	602,833	13.2%
	7,602,777	91.1%	4,584,028	100.0%
Asia
Others	32,970	0.4%	0	0.0%
	32,970	0.4%	0	0.0%

United States & Canada
Customer A *	0	0.0%	0	0.0%
Customer E	714,365	8.6%	0	0.0%
others	0	0.0%	0	0.0%
	714,365	8.6%	0	0.0%

Total	8,350,112	100.0%	4,584,028	100.0%

* The Company entered into a license contract with Customer A, for global distribution of certain games. As the Company is located in Europe, the revenue has been allocated to Europe and UK. Part of this revenue should however be read as US market revenue.

NOTE H – SUBSEQUENT EVENTS

On July 3, 2008,, the Company has repaid related party loans, amounting to €1.3 million (or $2.0 million) using the available cash on the balance sheet.

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

(Expected) Release
Game	Studio	Platform	date to retail
Completed Games
Alpha Black Zero	Khaeon (NL)	PC	Released
Airborne Troops	Widescreen Games (F)	PS2, PC	Released
Cyclone Circus	Playlogic Game Factory (NL)	PS2	Released
Xyanide	Overloaded (NL)	Mobile Phones	Released
World Racing 2	Synetic (G)	PS2, Xbox, PC	Released
Knights of the Temple 2	Cauldron (SK)	PS2, Xbox, PC	Released
Gene Troopers	Cauldron (SK)	PS2, Xbox, PC	Released
Xyanide	Playlogic Game Factory (NL)	Xbox	Released (1)
Age of Pirates: Caribbean Tales	Akella (Russia)	PC	Released Q3 2006
Infernal	Metropolis (Poland)	PC	Released Q1 2007
Ancient Wars: Sparta	World Forge (Russia)	PC	Released Q2 2007
Xyanide Resurrection	Playlogic Game Factory (NL)	PSP	Released Q3 2007
Evil Days Of Luckless John	3A Entertainment (Great Britain)	PC	Released Q3 2007
Xyanide: Resurrection	Playlogic Game Factory (NL)	PS2	Released Q3 2007
Obscure 2	Hydravision (F)	PC	Released Q3 2007
Obscure 2	Hydravision (F)	PS2	Released Q3 2007
Obscure 2	Hydravision (F)	Wii	Released Q1 2008
Xyanide: Resurrection	Playlogic Game Factory (NL)	PC	Released Q1 2008
Dragon Hunters	Engine software (NL)	DS	Released Q1 2008
Aggression 1914	Buka (Russia)	PC	Released Q1 2008
Dimensity	Dagger Studio (Bulgaria)	PC	Released Q2 2008
Red Bull Break Dancing	Smack Down Productions (F)	DS	Released Q2 2008
Simon the Sorcerer 4	RTL /Silverstyle Studio (GER)	PC	Released Q2 2008
Worldshift	RTL Games (Germany)	PC	Released Q2 2008
Stateshift	Engine Software (NL)	PC	Released Q2 2008

Under development
Infernal 2	Metropolis (Poland)	TBC	Q4 2008
The Strategist	Humagade/Canada	DS	Q3 2008
Sudoku Ball Detective	White Bear	Wii/PC/DS	Q1 2009
Age of Pirates: Captain Blood*	Akella (Russia)	PC	Q3 2008
Age of Pirates: Captain Blood*	Akella (Russia)	Xbox360	Q3 2008
Undisclosed Title	Playlogic Game Factory (NL)	PS3, Xbox360, PC	Q1 2009
Obscure 2	TBA	DS	Q2 2009
Building & Co	Electrogames (F)	PC	Q4 2008
Vertigo	Icon Games Entertainment Ltd (GB)	PC, Wii	Q4 2008
TCFU	Engine Software (NL)	DS	Q1 2009
TCFU	Revisotronic	PC, PS2, Wii,	Q1 2009
Undisclosed Title	TBA	Wii, DS	Q3 2009
Undisclosed Title	TBA	PS3, Xbox360, PC	Q4 2009
Undisclosed Title	TBA	PS3, Xbox360, PC	Q1 2010
_______________

1       Released in the US only
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

Material agreements

During the six months ended June 30, 2008, the Company entered into a number of publishing and distribution agreements.

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

Results of Operations

Six Months Ended June 30, 2008 Compared to six months ended June 20, 2007, and the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

Net sales. Net sales for the six months ended June 30, 2008 were $8,350,112 as compared to $4,584,028 for the six months ended June 30, 2007. This increase of $3,766,084 or 82% in revenue is primarily related to the release a number of new titles and titles on next generation platforms such as the Nintendo Wii. For the three months ended June 30 the net revenue was $4,318,432 in 2008 compared to $1,101,432 in the same period 2007. This increase of $3,217,000 or 292% is mainly due to the fact that we released 5 new titles this quarter, compared to only one title in 2007.

Gross Profit. Gross profit totaled $4,377,080 for the six months ended June 30, 2008. For the six months ended June 30, 2008, gross profit totaled $2,731,730. This increase in gross margin is due to the increase portfolio as well as a different split between license revenue and distribution revenue. Gross Profit as a percentage of sales can vary significantly from period to period due to the sales mix and the type of sales deals included. For the three months ended June 30 the gross profit was $2,161,653  in 2008 compared to $335,535  in the same period 2007. The increase of $1,826,118 or 544% is also mainly due to the fact that we released 5 new titles this quarter, compared to only one title in 2007.

Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses totaled $2,846,904, for the six months ended June 30, 2008. For the six months ended June 30, 2007, selling, general and administrative expenses totaled $2,919,257. This represents a decrease of  $72,353 or 2%. This decrease in selling, general and administrative expenses is due to managements’ focus on cost control. In the three months ended June 30, 2008 the Selling, Marketing, General & Administrative expenses amounted to $1,515,898 compared to $1,318,453 in 2007.  This represents an increase of $197,445 compared to prior year. This is mainly due to the move of the Company headquarters in May 2008, general and administrative expenses are higher compared to the first quarter. These expenses amounting to approximately $175,000 should be seen as non-recurring expenses.

Research and Development. Research and development expenses totaled $175,442 for the six months ended June 30, 2008. For the six months ended June 30, 2007, research and development totaled $366,755. This represents a decrease of $191,313 or 52%. This decrease is due to costs in relation to 3 rd party development activities being classified as Cost of Sales. Furthermore, our in-house studio is focusing on the development of a game to be released in Q1 2009. For the three months ended June 30, 2008, the Research and Development expenses amounted to $111,550 compared to $344,036 in the same period 2007. This decrease is also due to the fact that one in-house studio is focusing on the development of a game to be released in Q1 2009. This game has past the ‘working model’ stage.

Depreciation. Depreciation expenses totaled $156,405 for the six months ended June 30, 2008. For the six months ended June 30, 2007, the depreciation expense totaled $152,624. The slight increase is due to new investments made due to the move of the Company’s headquarters. Mainly investments in leasehold improvement and furniture have been made. For the three months ended June 30, 2008 the depreciation amounted $79,585 compared to $70,934 in the same period 2007. This slight increase is due to the office move. We have invested over $700,000 in new furniture, leasehold improvement and equipment. Depreciation has started mid May, which caused higher expenses for the quarter.

Gain on debt restructuring. Gain on debt restructuring totaled $0 for the six months ended June 30, 2008. For the six months ended June 30, 2007, gain on debt restructuring totaled $750,203. The gains relate to debt extinguishments with various creditors arranged during the first three months of last year. For 2008 we have not restructured any debt. The same applies for the three months period ended June 30, 2008 ($0) compared to the same period in 2007 ($362,795).

Interest Expense. Interest expense totaled $166,718 for the six months ended June 30, 2008. For the six months ended June 30, 2007, interest expense totaled $508,124. This represents a decrease of $341,406, or 67%. This decrease in interest expense is primarily due to the decrease of interest bearing short term loans during the year. During the year 2007 most loans were repaid or converted into equity. For the three months ended June 30, 2008 the interest expense amounted to $108,803 compared to $188,678 in the same period 2007. This decrease is caused by less interest bearing short term loans. The long term loan bears an interest of 7%, where we had short term loans last year that had an interest of 10-15% per year.

Net Result. Our net profit was $1,040,805 for the six months ended June 30, 2008. For the six months ended June 30, 2007, the net loss totaled $464,827. The increase in the net result is due to the higher sales in the first six months of 2008 as disclosed above. Furthermore, the continued focus on operational expenses has led to lower costs. For the three months ended June 30, 2007 the net profit amounted to $344,057 compared to a loss of $1,223,771 in the same period 2007. The increase in the result is due to the increase in revenue as well as a continued focus on operating expenses.

Other comprehensive income. Other comprehensive income represents the change of the Currency Translation Adjustments balance during the reporting period. The Currency Translation Adjustments balance that appears in the stockholders’ equity section is cumulative in nature and is a consequence from translating all assets and liabilities at current rate whereas the stockholders’ equity accounts are translated at the appropriate historical rate and revenues and expenses being translated at the weighted-average rate for the reporting period. The change in currency translation adjustments was $59,218 for the six months ended June 30, 2008 and $(104,667) for the six months ended June 30, 2007. For the three months ended June 30, 2008 the comprehensive income amounted to $162,866 compared to $(104,667) in the same period 2007.

Cash flow from operations. We showed a net profit of $1,040,805 for the six months ended June 30, 2008, however the cash flow from operations shows $6,613,416 negative. This is due to the fact that we released 4 new titles in the second quarter,  three of which were in June,  which causes some outstanding receivables in the balance sheet. Sales resulting in revenue, but not yet in cash. Furthermore, we have reclassified our cash flow from investments in game development from ‘cash flow from investing activities’ to ‘cash flow from operating activities. The amount invested in the development of games amounts to $4.5 million for the six months ended June 30, 2008

Liquidity and Capital Resources

As of June 30, 2008 our cash balance was $ 2,973,327.

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

Our net accounts receivable, after providing an allowance for doubtful accounts, at June 30, 2008 was $3,572,556.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders’ equity. For the six months ended June 30, 2008, our accumulated foreign currency translation adjustment loss was approximately $3.0 million.

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

Playlogic International, Inc.

Date: August 13, 2008	By:	/s/ Willem M. Smit
Willem M. Smit Chief Executive Officer

Exhibit Index

Exhibits:

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.