Form 10KSB/A
period 2007-12-31
PLAYLOGIC ENTERTAINMENT INC
filed 2008-08-21
CIK 1141590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

As of March 27, 2008, 41,532,580 shares of the Issuer's $0.001 par value common stock were outstanding and the aggregate market value of the shares held by non-affiliates was $53,992,354 based upon a closing bid price on March 27, 2008 of $1.30 per share of common stock on the Over-The-Counter Bulletin Board.   As of March 27, 2008, no shares of preferred stock were outstanding.

  EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A amends the items identified below with respect to the annual report on Form 10-KSB filed by Playlogic Entertainment, Inc. (“We” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on March 28, 2008 (the “Original Filing”) for the fiscal year ended December 31, 2007.

In connection with the review of the Original Filing, the SEC asked the Company to:

(i) claify the up-front revnenue recognition for the Company’s software products with online functionality;

(ii) include a management report on internal control over financial reporting and make certain other revisions to Item 8A “Disclosure Controls and Procedures”; and

(iii) revise the officers’ certifications to include all the required disclosures set forth in Exhibit 601(b)(31) of Regulation S-K.

Based on its discussion with the independent auditors, Cordovano & Honeck LLP, the Company determined that it would amend its financial statements and annual report for the year ended December 31, 2007.

The amendment has no impact on the Company’s consolidated balance sheet, consolidated statements of operations, consolidate statements of changes in shareholders’ equity and consolidated statements of cash flows for the year ended December 31, 2007.

Changes Reflected in this Form 10-KSB/A

This Form 10-KSB/A only amends certain information in the following items related to the fiscal year ended December 31, 2007:

Cover Page
Explanatory Note
Part I
Risk Factors
Part II
Item 7 – Financial Statements
Note A – Nature of Operations and Summary of Significant Accounting Policies
Item 8A – Controls and Procedures
Exhibits
Signature Page
Certifications

The application of the foregoing has resulted in certain amendments to the Original Filing.  Primarily these amendments are to address the SEC’s comments as discussed above.  Except for the amended information, this Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update these disclosures affected by subsequent events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than this amendment), and such forward looking statements should be read in their historical context.  This Form 10-KSB/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

PLAYLOGIC ENTERTAINMENT ANNUAL REPORT ON FORM 10-KSB/A
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

The differentiating features of the Xbox360 and the PS3 is the ability to display game content in high definition (1080p). In contrast to past cycles, it is believed that that the high definition features of the next generation consoles will result in slower adoption by the masses, at least until the penetration of HD monitors accelerates. In prior console cycles, new consoles were compatible with standard format televisions, so the only hardware required was the console itself. While the next generation of consoles will operate satisfactorily on normal 4:3 format televisions, most games for the PS3 and Xbox360 are designed for  16:9 formats in high definition. It is expected that ultimately most console purchasers will desire the full benefits of the next generation experience, and that most consumers will defer buying a PS3 or Xbox360 until they have purchased an HD monitor. Nintendo is well positioned to exploit the slower adoption of next generation technology, as its Wii console does not require an HD monitor. Accordingly, it is expected that overall console adoption will be slower in the next cycle than in the past, with slower sales of the PS3 and Xbox360 compared to their predecessors, partially offset by more robust sales of the Wii compared to the Gamecube
(Source: WedBush Morgan Securities: Industry report May 2007)

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

As the high end of the gamer age range increases, the number of overall video game consumers continues to increase . More important, people over 22 typically are employed, and have a significant amount of disposable income. People in their 20s are also generally quite self-indulgent, and we believe that they are willing to spend a large portion of their disposable income on entertainment. As the average age of video game consumers expands beyond 22, it is expected to see an acceleration in the spending per user. This phenomenon differentiates the next generation console cycle from past cycles.

There will be a continuing expansion of the age demographic for at least another 20 years, as the oldest gamers stay interested in games well into their 60s and children continue to embrace games.

Female Market

The largest area of future growth is likely to be the female market. Over the next two years the ‘mass market’ phase of the current console cycle should segue into the ‘casual’ phase of the next generation cycle. Accordingly, it is expected to see an overall industry wide trend towards games with non-violent focus. As more games target mass-market, it is expected that the trend toward more female gamers to continue. It is estimated that currently only 31% of all primary gamers in households are female. The Entertainment Software Association (ESA) estimates that female users (either primary or secondary) make up only 35% of the console market and 43% of the PC market. An increase of 5% penetration in these platform compositions by female gamers could translate into as much as $1 billion of incremental annual revenues to the industry each year. (Source: WedBush Morgan Securities: Industry report May 2007)

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

Material agreements

We entered into the following material agreements in the fiscal year ended December 31, 2007:

Acquisition of Obscure II : On April 16, 2007, we announced the acquisition of the survival horror game “Obscure II” form French development studio Hydravision. The Sequeal of the innovative Obscure will be released in Q3 of this year on PC and PS2. The release for Wii is set for Q4.

Distribution Agreement Gameworld : On May 29, 2007, we announced that Game World BV, also based in the Netherlands, will distribute our titles Xyanide Resurrection (PSP, PS2), Evil days of Luckless John (PC) and Obscure II (PC, PS2) in Benelux territory.

Distribution Agreement Koch Media France : On June 27, 2007, we signed a new agreement with Koch Media France for French-territory distribution of our next three titles published in Q3: Xyanide Resurrection (PS2 and PSP), Obscure II (PC and PS2) and Evil days of Luckless John (PC)

Dragon Hunters agreement.  On June 28, 2007, we signed a worldwide 3 year license with a 2 year extension, on all platforms, based on the popular franchise Dragon Hunters with Futurikon (France). The animated television series is on air and there is also a full feature-length animated movie based on the series scheduled for release early next year. Playlogic plans to publish the game version of Dragon Hunters on Nintendo DS in line with the movie release, scheduled for Q1 of 2008.

Atari Italy Renew Distribution Agreement: On July 12, 2007, we signed a renewed distribution agreement with Atari Italy for the arrival of three new PC and PS2 games between July and September, including the long-awaited Obscure II for PS2 and PC.

Spencer Clarke LLC as Investment Banker: On August 8, 2007, we signed a  strategic partnership with Spencer Clarke LLC, a New York-based, full service investment banking and retail brokerage firm,  Spencer Clarke will provide investment banking and financial advisory services including assisting Playlogic with capital market opportunities.

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

Worldwide major games portals and platforms will offer Playlogic’s products for Games-on-Demand and Purchase-by-Download. To play games on demand end-users pay for a time limited access to a package of games a monthly subscription, similar to video rental stores in the past. Playlogic games are offered as well for purchase by download. The end user has the choice between trying the game for a limited time (for instance one hour) before buying or direct download. The time limitation is defined by us for each game individually dependent on the genre. Hosting and payment fulfillment are completed by external technology partners.

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

Competition

Competition in the entertainment software industry is based on product quality and features, brand name recognition, access to distribution channels, effectiveness of marketing and price. We compete for both licenses and game sales with the other international games publishing houses, including Electronic Arts, Take Two Interactive, Activision, THQ and Ubisoft. Many of our competitors have greater financial, technical and personnel resources than we do and are able to carry larger inventories and make higher offers to licensors and developers for commercially desirable properties than we can. Further, many of our competitors, including the ones mentioned above, have the financial resources to withstand significant price competition and to implement extensive advertising and marketing campaigns.

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

Although 2007 was our first profitable year, we may not be able to maintain profitability on a consistent basis. Also, through the equity raise finalized during 2007, amounting to $12.3 million, we have a positive shareholders’ equity. The report of Playlogic's independent auditors on the December 31, 2007 financial statements include an explanatory paragraph indicating there could be uncertainties about Playlogic's ability to continue as a going concern.

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

THE COMPANY IS INVOLVED IN A NUMBER OF LEGAL PROCEEDINGS RELATED TO ITS ORDINARY COURSE OF BUSINESS. THE OUTCOME OF THESE PROCEEDINGS IS UNCERTAIN AND MAY ADVERSELY AFFECT THE COMPANIES FINANCIAL POSITION.

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

WE MAY BE SUBJECT TO REGULATORY SCRUTINY AND SUSTAIN A LOSS OF PUBLIC CONFIDENCE IF WE ARE UNABLE TO SATISFY REGULATORY REQUIREMENTS RELATING TO OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING AND/OR IF WE HAVE MATERIAL INTERNAL CONTROL WEAKNESSES WHICH MAY RESULT IN MATERIAL FINANCIAL REPORTING ERRORS

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal controls over financial reporting beginning with our annual report filed for a fiscal year ending on or after December 15, 2007 and have our independent registered public accounting firm attest to such evaluation for fiscal years ending on or after December 15, 2009.  Compliance with these requirements can be expensive and time-consuming.

While we believe that we met and will continue to be able to meet the applicable deadlines, no assurance can be given that we will meet the required deadlines in future years. If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation when we are required to have such attestation, or if we have material internal control weaknesses which may result in material financial reporting errors, we may be subject to regulatory scrutiny and a loss of public confidence in our internal controls.  In addition, failure to provide the required management report would render our annual report materially deficient. As a result, we would not be timely or current in our Exchange Act reporting.  This would result in us not being eligible to file new Form S-3 or Form S-8 registration statements and the loss of the availability of Rule 144.  Because the filing of the annual report constitutes the Section 10(a)(3) update for any effective Forms S-3 or S-8, we also would be required to suspend any sales under already effective registration statements.  However, now that have amended our annual report to provide the required management's report on whether or not internal control is effective, we would be able file new Forms S-8 and resume making sales under already effective Forms S-8, and shareholders can avail themselves of Rule 144 (assuming all other conditions to use of the form or rule are satisfied).  Although amending the annual report to provide management's report may result in us becoming current in our Exchange Act reports, it would remain untimely and we would not be eligible to file new Forms S-3.

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
		725.000

Issuer Purchase of Equity Securities

None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

Overview

Playlogic is a publisher of interactive entertainment products, such as video game software and other digital entertainment products. We publish for most major interactive entertainment hardware platforms, like Sony’s PlayStation 3, and Playstation 2, Microsoft’s Xbox 360 and Nintendo’s Wii, PCs and handheld devices (such as Nintendo DS, and PSP) and mobile devices.

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

Gross Profit. Gross profit totaled $5,039,848 for Fiscal 2007. For Fiscal 2006, gross profit totaled $1,205,437. This increase in gross profit is primarily the result of an increase in net sales as well as the ability to sell at higher prices. Furthermore, we had one time expenses related to certain sales that decreased the margin.

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

We will use this cash to further bring down our short term borrowings and the bank line of credit (totaling to approximately $ 2 million). The remaining $5million, will be used to invest in our game portfolio for 2008 and 2009.

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

ITEM 8A. DISCLOSURE CONTROLS AND PROCEDURES

Definition and Limitations of Disclosure Controls

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are controls and other procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Interim Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.

It should be noted that there are inherent limitations to the effectiveness of any system of disclosure controls and procedures.  These limitations include the possibility of human error, the circumvention or overriding of the controls and procedures and reasonable resource constrains.  In addition, the design of any system of control is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.  Accordingly, our controls and procedures, by their nature, only provide reasonable assurance regarding achieving the management's control objectives.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and was accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding the required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Our internal control over financial reporting is designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.  There are inherent limitations to the effectiveness of any system of internal control over financial reporting.  These limitations include the possibility of human error, the circumvention or overriding of the system and reasonable resource constraints.  Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with our policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organization of Treadway Commission, or the COSO model. Based on this assessment, our management believes that, as of the end of our most recently completed fiscal year, our internal control over financial reporting was effective as of December 31, 2007.

Changes in Internal Controls

In preparation for management’s report on internal control over financial reporting, we documented and tested the design and operating effectiveness of our internal control over financial reporting.  Except as otherwise discussed herein, there have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially, affect, our internal control over financial reporting.

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

(9)
We granted to Mr. R.W. Smit and Mr. D. Morel, 200,000 resp 100,000 options, respectively, to purchase shares of our common stock at an exercise price of $1.30 per share. A total of 100,000 shares of these options will vest on August 28, 2009, and the remaining options will vest in two equal installments on August 28, 2010 and August 28, 2011.

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

Employment Agreements

          Mr. Rogier W. Smit, Executive Vice President has an employment agreement for an indefinite period, but can be terminated by the Company upon twelve months notice or by Mr. Smit upon six months notice. Mr. Smit´s base salary amounts to $16,000 (€11,000) per month. In addition to his salary, Mr. Smit is entitled to a company car. Pursuant to the agreement, Mr. Smit is also subject to confidentiality, non-competition and invention assignment requirements.

          Mr. Stefan Layer, Chief Marketing & Sales Officer, has an employment agreement for an indefinite period, but can be terminated by the Company upon six months notice or by Mr. Layer upon three months notice. Mr. Layer's base salary is $16,000 (€11,000) per month. In addition to his salary, Mr. Layer is entitled to an annual bonus equal to 1% of our net profit of the net consolidated year figures after taxes and a company car. Under this agreement, Mr. Layer received 500,000 ordinary shares of Playlogic International at a nominal value of $0.068 (€0.05) per share which were exchanged for 364,556 shares of the Company's common stock. Such shares are subject to a two-year lock up period. After the lock up period Mr. Layer will be permitted to sell up to 50% of his shares each year. If Mr. Layer terminates the agreement or is dismissed, the shares he still owns must be sold back to the Company at nominal value. Pursuant to the agreement, Mr. Layer is also subject to confidentiality, non-competition and invention assignment requirements.

        Mr. Maarten Minderhoud , General Counsel, has an employment agreement for an indefinite period but can be terminated by the Company upon six months notice or by Mr. Minderhoud upon 3 months notice. Mr. Minderhoud’s base salary is $16,100 ( € 11,034) per month. . In addition to his salary, Mr. Minderhoud is entitled to a company car. On September 1, 2005, pursuant to the agreement, Mr. Minderhoud received 30,000 shares of the Company's common stock at par value of $0.001. Such shares will be subject to a two-year lock up period. After the lock up period Mr. Minderhoud will be permitted to sell up to 50% of his shares each year. Pursuant to the agreement, Mr. Minderhoud was granted 40,000 options to purchase shares of common stock of the Company at an exercise price of $3.50 per share. 10,000 of these options vested on September 1, 2007, and 10,000 of the remaining options will vest on September 1, 2008, September 1, 2009 and September 1, 2010. Pursuant to the agreement, Mr. Minderhoud is also subject to confidentiality, non-competition and invention assignment requirements.

        Mr. Dominique Morel, Chief Technology Officer, has an employment agreement for an indefinite period but can be terminated by the Company upon six months notice or by Mr. Morel upon 3 months notice. Mr. Morel’s base salary will be $16,000 (€11,000) per month. In addition to his salary, Mr. Morel is entitled to a company car. Pursuant to the agreement, Mr. Morel was granted 100,000 options to purchase shares of common stock of the Company at an exercise price of $3.50 per share. 25,000 of these options vested on October 1, 2007, and 25,000 of the remaining options will vest on October 1, 2008, October 1, 2009 and October 1, 2010. Pursuant to the agreement, Mr. Morel is also subject to confidentiality, non-competition and invention assignment requirements.

        Mr.  Wilbert Knol, Interim Chief Financial Officer, has an employment agreement is for an indefinite period but can be terminated by the Company upon two months notice or by Mr. Knol upon 1 months notice. Mr. Knol ’s base salary as CFO a.i. is $13,700 (€9,336) per month. In addition to his salary, Mr. Knol is entitled to a company car. Pursuant to the agreement w e granted to Mr. Knol, 60,000 options to purchase shares of our common stock at an exercise price of $2.50 per share. A total of 20,000 shares of these options will vest on May 4, 2008, and the remaining options will vest in two equal installments on May 4, 2009, May 4, 2010. Pursuant to the agreement, Mr. Knol is also subject to confidentiality, non-competition and invention assignment requirements.

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

Playlogic International, INC.

Dated: August 21, 2008	By:	/s/ Willem M. Smit
Willem M. Smit Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/Willy J.. Simon	Chairman of the Board	August 21, 2008
Willy J. Simon

/s/ Willem M. Smit	Director and Chief Executive Officer	August 21, 2008
Willem M. Smit

/s/ Wilbert Knol	Chief Financial Officer (Principal Financing and Accounting Officer)	August 21, 2008
Wilbert Knol

/s/ Erik L.A. van Emden	Director	August 21, 2008
Erik L.A. van Emden

/s/ George M. Calhoun	Director	August 21, 2008
George M. Calhoun

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

/s/ Cordovano and Honeck LLP

Cordovano and Honeck LLP
Englewood, Colorado
March 24, 2008
March 24, 2008, (except Note A – “revenue recognition policy”, which is August 21, 2008)

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
December 31, 2007

NOTE A - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On March 27, 2008, however, we closed on a private placement financing totaling approximately $6,750,000; consisting of approximately $2,750,000 in equity and $4,000,000 in debt. See also, Note N Subsequent Events, for additional details of the financing. As a result, the aforementioned substantial doubt about our ability to continue as a going concern has been alleviated.

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

Certain of the Company’s software products provide limited online functionality at no additional cost to the consumer.  Currently, none of the Company’s products require an internet connection for use, and online functionality is perceived to be of only incidental value to the software product itself.  When such functionality is provided to the consumer, the Company does not provide ongoing technical support, nor does it provide hosting services.  As the online functionality features do not meet any of the criteria of EITF 00-21 ("Revenue Arrangements with Multiple Deliverables”), the Company does not defer revenue related to products containing outline features.

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