Form 10QSB/A
period 2008-03-31
PLAYLOGIC ENTERTAINMENT INC
filed 2008-08-21
CIK 1141590

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A
(Amendment No.1)

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

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A amends the items identified below with respect to the quarterly report on Form 10-QSB filed by Playlogic Entertainment, Inc. (“We” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on May 8, 2008 (the “Original Filing”) for the fiscal quarter ended March 31, 2008.

In connection with the review of the Original Filing, the SEC asked the Company to  revise the officers’ certifications to include all the required disclosures set forth in Exhibit 601(b)(31) of Regulation S-K.  The Company determined that it would amend its quarterly report for the year ended December 31, 2007 to address the SEC’s comments. The amendment has no impact on the Company’s consolidated balance sheet, consolidated statements of operations, consolidate statements of changes in shareholders’ equity and consolidated statements of cash flows for the fiscal quarter ended March 31, 2008.

Changes Reflected in this Form 10-QSB/A

This Form 10-QSB/A only amends certain information in the following items related to the fiscal quarter ended March 31, 2008:

Cover Page
Explanatory Note
Part I
Item 4 Disclsoure Controls and Procedures
Part II
Item 1A – Risk Factors
Exhibits
Signature Page
Certifications

The application of the foregoing has resulted in certain amendments to the Original Filing.  Primarily these amendments are to address the SEC’s comments as discussed above.  Except for the amended information, this Form 10-QSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update these disclosures affected by subsequent events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than this amendment), and such forward looking statements should be read in their historical context.  This Form 10-QSB/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, including any amendments to those filings.

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

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities	$(345,472)	$23,101

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid for software development	(1,868,065)	1,696,303-
Cash paid to acquire property and equipment	(49,247)	42,314-
Net cash used in investing activities	(1,917,312)	(1,738,617)

CASH FLOWS FROM FINANCING ACTIVITIES
Receipts on bank credit facility	-	30,229
Payments on bank line of credit	29,081	-
Cash repaid on short term notes	-	407,132-
Principal payments on long-term debt	(11,347)	9,850-
Cash received from shareholder loans	5,719,297	2,090,419
Proceeds from sales of common stock	2,790,000
Net cash provided by financing activities	8,527,031	1,703,666

Effect of foreign exchange on cash	15,578	1,915

Increase/(decrease) in cash	6,279,825	9,936-
Cash at beginning of period	349,464	16,537

Cash at end of period	$6,629,290	$6,601

Supplemental disclosures of interest and income taxes paid
Interest paid during the period	$-	$-
Income taxes paid (refunded)	-	-

Supplemental disclosures of non-cash investing and financing activities
Common stock issued to repay notes payable	$-	$-
Cost of acquiring capital paid with issuance of common stock	$210,000	$-

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

	Common stock			Deferred compensation - employee stock options
	Shares	Par value	Additional paid-in capital		Accumulated other comprehensive loss	Accumulated deficit	Total

Balances at December 31, 2007	38,532,579	$38,533	$54,081,831	$374,571	$(3,057,291)	$(50,741,892)	$695,752

Common stock issued for cash	3,000,000	3,000	2,997,000	-	-	-	3,000,000
Capital contributed to support operations	-	-	25,000	-		-	25,000
Issuing costs	-	-	(713,000)	-	-	-	(713,000)
Stock options issued pursuant to employee compensation plan	-	-	-	64,377	-	-	64,377
Discount on long term debt			490,000				490,000
Change in currency translation adjustment	-	-	-	-	94,231	-	94,231
Net result for the period						696,747	696,747
	41,532,579	$41,533	$56,880,831	$438,948	$(2,963,061)	$(50,045,145)	$4,353,106

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-KSB for the year ended December 31, 2007, as amended.

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