Form 10KSB/A
period 2007-12-31
PLAYLOGIC ENTERTAINMENT INC
filed 2008-10-10
CIK 1141590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

 EXPLANATORY NOTE

This Amendment No. 2 on Form 10-KSB/A amends the items identified below with respect to the annual report on Form 10-KSB filed by Playlogic Entertainment, Inc. (“We” or the “Company”) with the Securities and Exchange Commission (the “SEC”) on March 28, 2008 (the “Original Filing”) for the fiscal year ended December 31, 2007, as amended by Amendment No. 1 on Form 10-KSB/A filed on August 21, 2008 (“Amendment No. 1”).

In connection with the review of the Original Filing~~,~~ and Amendment No. 1, the SEC asked the Company to:

 (i) clarify the definition of internal control over financial reporting in the Management’s Report on Internal Control Over Financial Reporting;

 (ii) provide disclosure required by Item 308(T)(a)(4) of Regulation S-B regarding the attestation by its registered public accounting firm on the internal control over financial reporting; and

 (iii) revise the management’s conclusion on the effectiveness of the Company’s disclosure controls and procedures.

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
Exhibits
Signature Page
Certifications

The application of the foregoing has resulted in certain amendments to the Original Filing~~.~~, as amended by Amendment No. 1.  Primarily these amendments are to address the SEC’s comments as discussed above.  Except for the amended information, this Form 10-KSB/A continues to describe conditions as of the date of the Original Filing, and the disclosures contained herein have not been updated to reflect events, results or developments that have occurred after the Original Filing, or to modify or update these disclosures affected by subsequent events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing (other than this amendment and Amendment No. 1), and such forward looking statements should be read in their historical context.  This Form 10-KSB/A should be read in conjunction with the Company’s filings made with the SEC subsequent to the Original Filing, as amended by Amendment No. 1, including any amendments to those filings.

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

FAILURE TO PROVIDE A MANAGEMENT REPORT IN OUR 2007 ANNUAL REPORT RENDERED OUR ANNUAL REPORT MATERIALLY DEFICIENT AND CAUSED US NOT TIMELY OR CURRENT IN OUR EXCHANGE ACT REPORTING.  IT ALSO RENDERED OUR DISCLOSURE CONTROLS AND PROCEDURES INEFFECTIVE AS OF THE END OF 2007.

Our failure to provide the required management report in our annual report on Form 10-KSB for the fiscal year ended December 31, 2007, filed on March 28, 2008 rendered our annual report materially deficient. As a result, we were not timely or current in our Exchange Act reporting.  This resulted in us not being eligible to file new Form S-3 or Form S-8 registration statements and the loss of the availability of Rule 144.  Because the filing of the annual report constitutes the Section 10(a)(3) update for any effective Forms S-3 or S-8, we also would be required to suspend any sales under already effective registration statements.  However, now that have amended our annual report to provide the required management's report on whether or not internal control is effective, we would be able file new Forms S-8 and resume making sales under already effective Forms S-8, and shareholders can avail themselves of Rule 144 (assuming all other conditions to use of the form or rule are satisfied).  Although amending the annual report to provide management's report resulted in us becoming current in our Exchange Act reports, our annual report remains untimely and we are not be eligible to file new Forms S-3.  In addition, in light of our failure to provide the required management report in our original annual report, our management concluded that our disclosure controls and procedures were not effective as of the end of 2007.  Ineffective disclosure controls and procedures may result in material errors in our public disclosures, and we may be subject to regulatory scrutiny and a loss of public confidence in our disclosure controls.

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

On August 28, 2007, the Company granted to George M. Calhoun, one of the Company’s Non Executive Directors, 62,500 options to purchase shares of the Company’s common stock at an exercise price of $1.35 per share. A total of 62,500 shares of these options will vest on April 1, 2008. The options will expire after 3 years.

On August 28, 2007, the Company granted to Erik L.A. van Emden, one of the Company’s Non Executive Directors, 62,500 options to purchase shares of the Company’s common stock at an exercise price of $1.35 per share. A total of 62,500 shares of these options will vest on April 1, 2008. The options will expire after 3 years.

On August 28, 2007, the Company granted a number of employees and officers a total of  725,000 options (in accordance with the table below) to purchase shares of the Company’s common stock at an exercise price of $1.35 per share. These options will vest for 33,33% on August 28, 2009, and the remaining options will vest in two equal installments on August 28, 2010 and August 28, 2011. The options will expire after 4 years.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding the required disclosure.  We failed to include a management’s report on internal control over financial reporting in our original annual report filed on March 28, 2008, which rendered our annual report material deficient.  In light of such reporting error, our management revised its conclusion on the effectiveness of our disclosure controls and procedures contained in the original annual report and concluded that our disclosure controls and procedures were not effective as of the end of 2007.  This error was caused by insufficient review of the disclosure in the annual report in light of the updated SEC rules by our management.  We have taken remedial measures and corrected this error by including such management’s report in Amendment No. 1 to the annual report subsequently filed with the SEC on August 21, 2008.  Notwithstanding the deficiency in disclosure controls and procedures that existed as of December 31, 2007, management has concluded that the consolidated financial statements included in this annual report on Form 10-KSB present fairly, in all material respects, the financial position, results of operation and cash flows of the Company and its subsidiaries in conformity with U.S generally accepted accounting principles (“GAAP”).

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).  Internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the company’s registered public accounting firm pursuant to the temporary rules of the SEC that permit us to only provide management’s report in this annual report.

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

Playlogic International, INC.

Dated: October 10, 2008	By:	/s/ Willem M. Smit
Willem M. Smit Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/Willy J.. Simon	Chairman of the Board	October 10, 2008
Willy J. Simon

/s/ Willem M. Smit	Director and Chief Executive Officer	October 10, 2008
Willem M. Smit

/s/ Wilbert Knol	Chief Financial Officer (Principal Financing and Accounting Officer)	October 10, 2008
Wilbert Knol

/s/ Erik L.A. van Emden	Director	October 10, 2008
Erik L.A. van Emden

/s/ George M. Calhoun	Director	October 10, 2008
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