Form 10-Q/A
period 2008-06-30
PLAYLOGIC ENTERTAINMENT INC
filed 2008-10-10
CIK 1141590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

   EXPLANATORY NOTE

In connection with the review of the Original Filing, the SEC asked the Company to revise the date mentioned in management’s conclusion regarding the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by the report. The original filing indicated a management conclusion for the period ended September 30, 2007. The Company has now changed this into the period covered by the report being June 30, 2008.

Changes Reflected in this Form 10-Q/A

This Form 10-Q/A only amends certain information in the following items related to the fiscal quarter ended June 30, 2008:

Cover Page
Part I, item 4

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
Unaudited

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of  June 30, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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