Form 10-Q
period 2008-09-30
PLAYLOGIC ENTERTAINMENT INC
filed 2008-11-14
CIK 1141590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2008
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

As of September 30, 2008, there were 46,391,275 shares of the Registrant's Common Stock outstanding.

PLAYLOGIC ENTERTAINMENT, INC.

FORM 10-Q

PART I -- FINANCIAL INFORMATION
  Item 1 -  Financial Statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		December 31, 2007
	September 30, 2008	Derived from audited
	Unaudited	statements
ASSETS
Current Assets
Cash and cash equivalents	$306,561	$349,464
Receivables
Trade, net of allowance for doubtful accounts	2,233,464	671,148
Officers	93,657	78,754
Value Added Taxes from foreign governments	57,878	50,620
Current portion of software development costs	5,770,720	6,244,843
Prepaid expenses and other receivables	1,204,266	892,855

Total current assets	9,666,546	8,287,684

Property and equipment, net of accumulated depreciation	1,246,878	753,768

Other assets
Software development costs, net of current portion	4,180,800	1,040,510
Restricted cash	215,295	-

Total other assets	4,396,095	1,040,510

Total Assets	$15,309,519	$10,081,962

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilites
Accounts and notes payable
Accounts payable	$4,134,546	$4,785,678
Note payable to bank	-	1,056,552
Note payable, other	-	397,845
Other current liabilities
Current maturities of long-term debt	43,059	44,205
Accrued liabilities	1,293,150	2,142,754
Deferred revenues	-	148,750
indebtedness to related party	1,004,710	589,400

Total current liabilities	6,475,465	9,165,184

Long-term debt, less current maturities	3,801,766	221,025

Total Liabilities	10,277,231	9,386,209

Shareholders' Equity
Preferred stock - $0.001 par value. 20,000,000 shares authorized. None issued and outstanding	-	-
Common stock - $0.001 par value.100,000,000 shares authorized. 46,391,276 shares issued and outstanding	46,391	38,533
Additional paid-in capital	61,175,541	54,081,832
Deferred Compensation-Employee Stock Options	538,339	374,571
Accumulated currency translation adjustments reserve	(4,032,594)	(3,057,297)
Accumulated deficit	(52,695,389)	(50,741,886)
Total Shareholders' Equity	5,032,288	695,753

Total Liabilities and Shareholders' Equity	$15,309,519	$10,081,962

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	unaudited		unaudited
	Nine months ended September 30		Three months ended September 30
	2008	2007	2008	2007

Net revenues
Sales, net of returns and allowances	$9,418,489	$8,296,418	$1,068,377	$3,712,390

Cost of sales
Direct costs and license fees	(2,656,048)	(2,189,280)	(405,806)	(1,522,440)
Amortisation of software development costs	(2,120,432)	(1,348,947)	(397,642)	(163,489)
	(4,776,480)	(3,538,227)	(803,448)	(1,685,929)

Gross profit	4,642,009	4,758,191	264,929	2,026,461

Operating expenses
Research and development	301,031	448,962	125,589	82,207
Selling and marketing	573,585	929,346	166,399	398,723
General and administrative	4,123,612	2,760,234	1,683,894	1,025,392
Depreciation	284,234	193,381	127,829	40,757
Asset impairment charges	1,000,000	-	1,000,000	-
Total operating expenses	6,282,462	4,331,923	3,103,711	1,547,079

Profit/(loss) from operations	(1,640,453)	426,268	(2,838,782)	479,382

Other income/(expense)
gain on debt restructuring	-	850,411	-	377,000
Interest expense	(357,890)	(1,054,659)	(191,172)	(169,535)
Loan penalty expense	-	1,377,150		1,377,150
Realized and unrealized exchange profit	44,848	-	35,653	-

Profit before provision for income taxes	(1,953,495)	1,599,170	(2,994,301)	2,063,997

Provision for Income Taxes	-	-	-	-

Net Profit /(loss)	(1,953,495)	1,599,170	(2,994,301)	2,063,997

Net profit per weighted-average share of common stock outstanding, computed on Net Profit
- basic and fully diluted	(0.05)	0.06	(0.07)	0.07

Weighted-average number of shares of common stock outstanding
- basic and fully diluted	41,522,821	26,343,562	42,437,055	27,727,726

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

			Additional			Accumulated Other Comprehensive Loss
	Common stock		Paid-in	Deferred Compensation	Accumulated
	Shares	Par Value	Capital		deficit		Total

Balances at December 31, 2007	38,532,579	$38,532	$54,081,831	$374,571	$(50,741,892)	$(3,057,291)	$695,751

Common stock issued for cash	7,858,696	7,859	7,492,141				7,500,000
Capital contributed to support operations			75,000				75,000
Issuing costs			(963,431)				(963,431)
Stock options issued pursuant to Employee Compensation Plan				$163,768			163,768
Discount on debt			$490,000				490,000
Change in currency translation adjustment						$(975,302)	(975,302)
Net result for the 9 months ended September 30, 2008					$(1,953,497)		(1,953,497)
Balances at September 30, 2008	46,391,275	$46,391	$61,175,541	$538,339	$(52,695,389)	$(4,032,594)	$5,032,288

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit / (Loss)	$(1,953,495)	(464,828)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	284,234	152,624
Amortization of software development	2,120,432	613,507
Impairment of software development cost	1,000,000	-
Bad debt expense	19,893	-
Expense charges for stock options	163,767	(165,627)
Management fees contributed as capital	75,000	50,000
Non-cash interest charge on warrants	98,000	8,800
Cash paid for software development	(6,267,998)	(1,898,565)
(Increase)/ Decrease in cash attributable to changes in operating assets and liabilities
Restricted cash	(227,852)	-
Accounts receivable - trade and other	(1,691,741)	65,543
Prepaid expenses and other	(363,140)	(1,155,183)
Increase / (Decrease) in
Deferred revenues	(153,344)	(926,931)
Accounts payable - trade	(557,807)	611,074
Payroll taxes payable	(932,348)	647,070
Other current liabilities	170,974	(21,235)
Net cash used in operating activities	$(8,215,425)	$(2,483,750)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire property and equipment	(826,784)	(50,199)
Net cash used in investing activities	(826,784)	(50,199)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank line of credit	(1,089,186)	(209,175)
Net activity on short term notes	-	(851,116)
Cash repaid on short term notes	(410,133)	-
Principal payments on long-term debt	(22,785)	(19,948)
Cash received from shareholder loans	8,209,281	2,607,540
Cash repaid on shareholder loans	(3,850,500)	-
Proceeds from sales of common stock	6,536,568	997,402
Net cash provided by financing activities	9,373,245	2,524,703

Effect of foreign exchange on cash	(373,941)	2,196

Increase/(Decrease) in Cash	(42,904)	(7,050)
Cash at beginning of period	349,464	16,537

Cash at end of period	$306,561	$9,487

Supplemental disclosures of interest and income taxes paid
Interest paid during the period	$-	$-
Income taxes paid (refunded)	-	-

Supplemental disclosures of non-cash investing and financing activities
Common stock issued to repay notes payable	$-	$-
Cost of acquiring capital paid with issuance of common stock	$923,000	$-

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from audited financial statements and the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2007 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP.  In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-KSBfor the year ended December 31, 2007.

The results of operations for the three and nine months ended September 30, 2008 and 2007 presented are not necessarily indicative of the results to be expected for the year.

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

We sell our products worldwide.

Management acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce consolidated financial statements which present fairly the consolidated financial condition, results of operations and cash flows of the Company for the respective periods being presented

Going concern
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2008, the Company had an accumulated deficit of approximately $52.6 million.  During the nine months ended September 30, 2008, the Company incurred a net loss of $3.0 million and negative operating cash flows of approximately $8.2 million. These circumstances raise uncertainties about the Company’s ability to continue as a going concern.

While the Company has contracts in place with several third-party developers and is developing titles through its Playlogic Game Factory B.V. subsidiary, and anticipates successful debuts of such titles; the market for interactive entertainment software is characterized by short product lifecycles and frequent introduction of new products. Many software titles do not achieve sustained market acceptance or do not generate a sufficient level of sales to offset the costs associated with product development. A significant percentage of the sales of new titles generally occur within the first three to six months following their release. Therefore, the Company’s profitability depends upon the Company’s ability to develop and sell new, commercially successful titles and to replace revenues from titles in the later stages of their lifecycles. Any competitive, financial, technological or other factor which delays or impairs the Company’s ability to introduce and sell the Company’s software could adversely affect future operating results.

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
____________

*$1.4353 at September 30, 2008
  $1.4735 at December 31, 2007

** Average for the 9 months ended September 30, 2008 - $1.5190
     Average for the 9 months ended September 30, 2007 - $1.3448

Earnings/(Loss) Per Share .
Basic earnings/(loss) per common share is computed by dividing net income(loss) by the weighted-average number of shares of common stock outstanding for the period. Basic earnings per share excludes the impact of unvested shares of restricted stock issued under the Company’s incentive stock compensation plan.  Diluted earnings per share reflects the potential impact of common stock options and unvested shares of restricted stock issued under the Company’s incentive stock compensation plan, and outstanding common stock purchase warrants. Diluted and basic earnings per share for the three and nine month ended September  30, 2008 and 2007 are the same because the impact of shares issuable under the incentive stock compensation plan and common stock purchase warrants is anti-dilutive after applying the treasury stock method, as is required by SFAS 128 Earnings per Share ..

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

In May, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles", ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

NOTE B - SOFTWARE DEVELOPMENT COSTS

The following table provides the details of software development costs as of September 30, 2008 and for the year ended December 31, 2007:

	September 30, 2008 unaudited	December 31, 2007 (derived from audited statements)
Beginning balance	$7,285,353	$4,463,430
Additions	5,486,819	4,593,036
Amortization	(2,120,432)	(2,386,223)
Impairment	(1,000,000)	(68,566)
Foreign exchange	299,780	683,676
Ending balance	9,951,520	7,285,353
Less: current portion	(5,770,720)	(6,244,843)
Non-current portion	$4,180,800	$1,040,510

The amount of software development costs resulting from advance payments and guarantees to third-party developers was approximately $7.3 million at September 30, 2008. In addition, software development costs at September 30, 2008 included an amount of $4.0 million related to titles that have not been released yet.

The non-current portion of the capitalized software development costs is expected to be amortized in 2009 and further.

Impairment
Due to the worldwide economic developments during the three months September 30, 2008, management believes it is conservative to provide impairment of software development cost. Management has estimated the impact to amount to $1 million and has recorded that amount as an impairment charge for the three and nine months ended September 30, 2008.

  PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE C – RELATED PARTY TRANSACTIONS

Common stock
On September 24, 2008, the Company sold 2,250,000 shares of its common stock to an accredited investor based in the Netherlands at $0.67 per share or gross proceeds of $1,500,000, pursuant to the terms of a subscription agreement dated September 24, 2008. The terms of the subscription agreement included warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants may be exercised starting September 25, 2008 and expire on September 24, 2012.

On June 2008, the Company sold 2,608,696 shares of its common stock to an accredited investor based in the Netherlands at $ 1.15 per share or gross proceeds of $3,000,000, pursuant to the terms of a subscription agreement dated June 27, 2008.  The Company will pay a placement fee of 7% or $210,000, which has been recorded as a reduction of the gross proceeds.  The terms of the subscription agreement included warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrants may be exercised starting June 28, 2008 and expire on June 27, 2013.

On March 2008, the Company sold 3,000,000 shares of its common stock to an accredited investor based in the Netherlands at $ 1.00 per share or gross proceeds of $3,000,000, pursuant to the terms of a subscription agreement dated March 27, 2008. The Company has paid a total of $260,000 placement fee, which has been recorded as a reduction of the gross proceeds.  The terms of the subscription agreement included warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrants may be exercised starting March 28, 2008 and expire on March 27, 2013.

Stock option plan
On June 4, 2008, the Board of Directors has agreed to grant 1,140,000 options to key employees. This grant is in accordance with the 2006 approved Employee Stock Option Plan. The options have an exercise price of $2.00 per share. These options vest ratably over three years and will expire in 4 years.  The fair value of the options totaled $164,160 or $0.144 per share, of which $19,760 was recorded during the nine months ended September 30, 2008.

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

Loans from shareholders
On May 19, 2008, the Company entered into a bridge loan agreement with a principal shareholder based in the Netherlands, pursuant to which the Company borrowed a principal amount of € 700,000 (or $ 1,105,000).  On September 24, 2008, the Company amended the terms of the agreement. The loan now bears interest at a rate of 1% per month. Interest will be paid on a monthly basis, the principle amount will be repaid before December 31, 2009.

On April 25, 2008, the Company entered into a bridge loan agreement with a shareholder based in the Netherlands, pursuant to which the Company borrowed a principal amount of € 1,300,000 (or $ 2,051,000).  The bridge loan has been repaid by the Company on July 3, 2008.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On March 27, 2008, the Company entered into a long term loan agreement with two shareholders based in the Netherlands, pursuant to which the Company borrowed the principal amount of $4,000,000. The loan bears compound interest at a rate of 7% per annum and has a 2.5 year term. The interest will be paid on a monthly basis and repayment of the principal will be done in 8 quarterly installments, starting in the fourth quarter of 2008. Under this loan agreement, the Company pledged as a collateral all Intellectual Property (IP) owned by the Company. The Company has paid a placement fee of 1% on this loan ($40,000).

Concurrent with the loan agreement of March 27, 2008, the Company issued to these shareholders warrants to purchase 1,286,000 shares of the Company’s common stock at an exercise price of $1.20 per share. The warrants may be exercised starting March 28, 2008 and expire on March 27, 2013. The warrants will be exercised cashless and have a mandatory call clause when the stock price is $4.00.

The warrants have been valued based on the Black & Scholes model. In accordance with APB 14, we have recognized a discount on the long term debt amounting to $490,000 which will be amortized over the term of the loan.  During the nine months ended September 30, 2008, $98,000 was amortized as interest expense in the accompanying unaudited condensed consolidated financial statements.

Contributed capital

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

Receivables due from officers

Effective January 1, 2006 the Company entered into a service agreement with Altaville Investments B.V., a company beneficially owned by its CEO Willem M. Smit. The Company pays for certain service among others housekeeping and cleaning services provided by Altaville to the Company an annual aggregate amount of approximately $ 50,000 which is paid in 4 quarterly installments.  There are $93,000 outstanding receivables due to our officer as of September 30, 2008.

NOTE D - COMMITMENTS AND CONTINGENCIES

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

Office leases

The Company has entered into a lease agreement with the World Trade Center in Amsterdam for a period of 5 years ending July 31, 2013. The lease requires annual payments of approximately $415,000 (€ 291,500) for the offices and $29,000 (€20,600) for parking spaces at the building, all payable in quarterly installments. The offices total approximately 8,000 square feet (or 900 square meter). This lease agreement contains an extension option, which if exercised by the Company, will extend the expiration date to July 31, 2018.The Company has negotiated a rent-free period with the WTC for the period up to December 31, 2008. First payments will start January 2009.  The Company recognized $65,000 in rent expense from this lease agreement during the three months ended September 30, 2008.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Our wholly-owned subsidiary, Playlogic Game Factory, B. V., leases offices located at Hambroeklaan 1 in Breda from Neglinge BV pursuant to a lease agreement which expires on October 1, 2013. This lease agreement contains an extension option, which if exercised, will extend the expiration date to October 1, 2018. At the execution of this lease agreement, the landlord committed itself to invest approximately $470,000 (€300,000) in leasehold improvements which are scheduled to be repaid by Playlogic Game Factory B.V. over a 10 year period. The lease requires annual payments of approximately $430,000 (€300,000) per year, payable in quarterly installments.

Future minimum non-cancelable lease payments on the above leases for office space are as follows:

September 30,
2008	$215,000
2009	845,000
2010	845,000
2011	845,000
2012	845,000
Thereafter	650,000
Total	$4,245,000
 Transportation leases
The Company leases 12 automobiles for certain officers and employees pursuant to the terms of their individual employment agreements under operating lease agreements. These agreements are for terms of 3 to 4 years. The leases require monthly aggregate payments of approximately $16,000.

Future minimum non-cancelable lease payments on the above transportation leases are as follows:

December 31,
2008	$28,000
2009	34,000
2010	-
2011	-
2012	-
Thereafter	-
Total	$62,000

Software development contracts

The Company has entered into eight (8) separate software development contracts with unrelated entities. These contracts require periodic payments of agreed-upon amounts upon the achievement of certain developmental milestones, as defined in each individual contract. All of these contracts have completion deadlines of less than one (1) year from the contract execution and will require an aggregate funding liability of approximately $2.5 million through completion.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE E - SEGMENT INFORMATION AND REVENUE CONCENTRATIONS

The Company sells its products to wholesale distributors in various domestic and foreign markets. The following table shows the Company’s gross revenue composition:

	For the 9 months ended September 30,
	2008		2007

Europe and United Kingdom
Customer A *	-	0.0%	2,772,328	33.4%
Customer B	3,082,789	32.7%	1,676,799	20.2%
Customer C	684,678	7.3%	1,795,135	21.6%
Customer D	1,261,827	13.4%	652,853	7.9%
Customer E	1,460,156	15.5%	-	0.0%
Customer F	440,823	4.7%	-	0.0%
Others	1,740,881	18.5%	1,268,530	15.3%
	8,671,154	92.1%	8,165,645	98.4%
Asia
Others	32,970	0.4%	-	0.0%
	32,970	0.4%	-0	0.0%

United States & Canada
Customer A *	-	0.0%	-	0.0%
Customer G	714,365	7.6%	130,773	1.6%
others	-	0.0%	-	0.0%
	714,365	7.6%	130,773	1.6%

Total	9,418,489	100.0%	8,296,418	100.0%

* The Company entered into a license contract with Customer A, for global distribution of certain games. As the Company is located in Europe, the revenue has been allocated to Europe and UK. Part of this revenue should however be read as US market revenue.

 NOTE F - JOINT VENTURE

On July 2, 2008, the Company entered into a shareholders agreement with Virgin Play S.A. to setup a Joint Venture in the United Kingdom. The Company will have a 60% share in the Joint Venture, the remaining 40% will be owned by Virgin Play S.A.

The entity is named PlayV Ltd. (“PlayV” or “Joint-Venture”) and started operations mid September 2008. As of September 30, 2008, we did not have control over PlayV’s operations. We and Virgin Play plan to provide the agreed equity before the end of 2008 as the Joint-Venture will be fully operational during the fourth quarter of 2008. We plan to consolidate PlayV in the fourth quarter of 2008.

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

Microsoft’s Xbox360 has sold 22.5 million units so far. As of September 30, 2008, Sony has shipped approximately 16.7 million Playstation 3 units worldwide.   Nintendo’s next generation console, called ‘Wii’ has sold more than 36 million units so far.

Nintendo Dual Screens (‘Nintendo DS’) and PlayStation Portable (‘PSP’) were both successfully introduced to the market. The sales volume of the Nintendo DS reached 85.3 million units by September 30, 2008, and PSP reached the sales volume of 39.8 million units sold.

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

(Expected) Release
Game	Studio	Platform	date to retail
Completed Games
Alpha Black Zero	Khaeon (NL)	PC	Released
Airborne Troops	Widescreen Games (F)	PS2, PC	Released
Cyclone Circus	Playlogic Game Factory (NL)	PS2	Released
Xyanide	Overloaded (NL)	Mobile Phones	Released
World Racing 2	Synetic (G)	PS2, Xbox, PC	Released
Knights of the Temple 2	Cauldron (SK)	PS2, Xbox, PC	Released
Gene Troopers	Cauldron (SK)	PS2, Xbox, PC	Released
Xyanide	Playlogic Game Factory (NL)	Xbox	Released (1)
Age of Pirates: Caribbean Tales	Akella (Russia)	PC	Released Q3 2006
Infernal	Metropolis (Poland)	PC	Released Q1 2007
Ancient Wars: Sparta	World Forge (Russia)	PC	Released Q2 2007
Xyanide Resurrection	Playlogic Game Factory (NL)	PSP	Released Q3 2007
Evil Days Of Luckless John	3A Entertainment (Great Britain)	PC	Released Q3 2007
Xyanide: Resurrection	Playlogic Game Factory (NL)	PS2	Released Q3 2007
Obscure 2	Hydravision (F)	PC	Released Q3 2007
Obscure 2	Hydravision (F)	PS2	Released Q3 2007
Obscure 2	Hydravision (F)	Wii	Released Q1 2008
Xyanide: Resurrection	Playlogic Game Factory (NL)	PC	Released Q1 2008
Dragon Hunters	Engine software (NL)	DS	Released Q1 2008
Aggression 1914	Buka (Russia)	PC	Released Q1 2008
Dimensity	Dagger Studio (Bulgaria)	PC	Released Q2 2008
Red Bull Break Dancing	Smack Down Productions (F)	DS	Released Q2 2008
Simon the Sorcerer 4	RTL /Silverstyle Studio (GER)	PC	Released Q2 2008
Worldshift	RTL Games (Germany)	PC	Released Q2 2008
Stateshift	Engine Software (NL)	PC	Released Q2 2008
Building & Co	Electrogames (F)	PC	Released Q3 2008

Under development
Vertigo	Icon Games Entertainment Ltd (GB)	PC, Wii	Q1 2009
Pool Hall Pro	Icon Games Entertainment Ltd (GB)	PC, Wii	Q1 2009
Sudoku Ball Detective	White Bear (NL)	Wii/PC/DS	Q1 2009
Age of Pirates 2: City of abandoned ships	Akella (Russia)	PC	Q1 2009
Age of Pirates 2: City of abandoned ships	Akella (Russia)	Xbox360	Q1 2009
Undisclosed Title	Playlogic Game Factory (NL)	PS3, Xbox360, PC	Q1 2009
Infernal returns	Metropolis (Poland)	Xbox360	Q2 2009
Obscure 2	TBA	DS	Q2 2009
Undisclosed Title	TBA	DS, PC	Q2 2009
Undisclosed Title	TBA	Xbox360, PC	Q2 2009
TCFU	Engine Software (NL)	DS	Q3 2009
TCFU	Revisotronic	PC, PS2, Wii,	Q3 2009
Zooloretto	White Bear (NL)	PC, Wii, DS	Q3 2009
Undisclosed Title	TBA	Wii, DS	Q3 2009
Fairytale Fights	TBA	PS3, Xbox360, PC	Q4 2009
Undisclosed Title	TBA	PS3, Xbox360, PC	Q1 2010
The Strategist	Humagade/Canada	DS	Q2 2010
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

Material agreements

During the nine months ended September 30, 2008, the Company entered into a number of publishing and distribution agreements.

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

In May, 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles", ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS No. 162 will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board's amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The FASB has stated that it does not expect SFAS No. 162 will result in a change in current practice. The application of SFAS No. 162 will have no effect on the Company's financial position, results of operations or cash flows.

Also in May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("SFAS No. 163"). SFAS No. 163 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued FSP APB 14-1, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

In June 2008, the FASB ratified EITF No. 07-5, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("EITF 07-5"). EITF 07-5 provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this EITF 07-5 on the financial condition and results of operations.

Results of Operations

Nine Months Ended September 30, 2008 Compared to nine months ended September 30, 2007, and the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Net sales . Net sales for the nine months ended September 30, 2008 were $9,418,489 as compared to $8,296,418 for the nine months ended September 30, 2007. This increase of $1,122,071 or 14% in revenue is primarily related to the release a number of new titles and titles on next generation platforms such as the Nintendo Wii. For the three months ended September 30 the net revenue was $1,068,377 in 2008 compared to $3,712,390 in the same period 2007. The decrease of  $2,644,013 or 71% is mainly due to the fact that we released 5 new titles in this quarter 2007, compared to only one title in 2008.

Gross Profit . Gross profit totaled $4,642,009 for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, gross profit totaled $4,758,191. This decrease in gross margin is due to the increase portfolio as well as a different split between license revenue and distribution revenue. Gross Profit as a percentage of sales can vary significantly from period to period due to the sales mix and the type of sales deals included. Furthermore, during 2008 we have published more on consoles like Nintendo DS, Wii, PS2. These platforms are more expensive regarding production and licensing. For the three months ended September 30 the gross profit was $264,929 in 2008 compared to $2,026,461  in the same period 2007. The decrease of $1,761,532 is due to the low number of new releases during the quarter and we have recognized straight line amortization for some of our games.

Selling, Marketing, General and Administrative Expenses . Selling, marketing, general and administrative expenses totaled $4,697,197 for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, selling, general and administrative expenses totaled $3.689.580. This represents an increase of  $1,007,617. This increase in selling, general and administrative expenses is due to an increased number of FTE’s and therefore the need to change locations of headquarters. In the three months ended September 30, 2008 the Selling, Marketing, General & Administrative expenses amounted to $1,850,293 compared to $1,424,115 in 2007.  This represents an increase of $426,178 compared to prior year. This is mainly due to the move of the Company headquarters in May 2008 as well as an increased headcount.

Research and Development . Research and development expenses totaled $301,031 for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, research and development totaled $448,962. This represents a decrease of $147,931. This decrease is due to costs in relation to 3 rd party development activities being classified as Cost of Sales. Furthermore, our in-house studio is focusing on the development of a game to be released in Q4 2009. For the three months ended September 30, 2008, the Research and Development expenses amounted to $125,589 compared to $82,207 in the same period 2007.

Depreciation . Depreciation expenses totaled $284,234 for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, the depreciation expense totaled $193,381. The increase is due to new investments made due to the move of the Company’s headquarters. Mainly investments in leasehold improvement and furniture have been made. For the three months ended September 30, 2008 the depreciation amounted $127,829 compared to $40,757 in the same period 2007. This increase is due to the office move. We have invested over $700,000 in new furniture, leasehold improvement and equipment. Depreciation has started mid May, which caused higher expenses for the quarter.

Impairment of capitalized software development costs. Due to the worldwide economic developments during the three months ended September 30, 2008, management believes it is conservative to provide impairment of software development cost. Management has estimated the impact to amount to $1 million and has recorded that amount as an impairment charge for the three and nine months ended September 30, 2008.

Gain on debt restructuring. Gain on debt restructuring totaled $0 for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, gain on debt restructuring totaled $850,411. The gain relates to debt extinguishments with various creditors arranged during the first three months of last year. For 2008 we have not restructured any debt. The same applies for the three months period ended September 30, 2008 $0 compared to the same period in 2007 $377,000.

Interest Expense . Interest expense totaled $357,890 for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, interest expense totaled $1,054,659. This represents a decrease of $696,769. This decrease in interest expense is primarily due to the decrease of interest bearing short term loans during the year. During the year 2007 most loans were repaid or converted into equity. For the three months ended September 30, 2008 the interest expense amounted to $191,172 compared to $169,535 in the same period 2007. This slight increase is caused the fact that we recorded a discount on our long term debt. We expense $49,000 per quarter for this.

Net Result. Our net result was $(1,953,496) for the nine months ended September 30, 2008. For the nine months ended September 30, 2007, the net profit totaled $1,599,170. The decrease in the net result is due to the recognition of a one time gain on interest, as well as a gain on debt restructuring in 2007. Furthermore, as described in this section, management has impaired capitalized software development costs for the amount of $1 million. For the three months ended September 30, 2008 the net result amounted to $(2,994,301) compared to a profit of $2,063,997 in the same period 2007. The decrease in the net result is also due to the recognition of a one time gain on interest, as well as a gain on debt restructuring in the third quarter of 2007 and the additional impairment charge in the third quarter of 2008.

Other comprehensive income . Other comprehensive income represents the change of the Currency Translation Adjustments balance during the reporting period. The Currency Translation Adjustments balance that appears in the stockholders’ equity section is cumulative in nature and is a consequence from translating all assets and liabilities at current rate whereas the stockholders’ equity accounts are translated at the appropriate historical rate and revenues and expenses being translated at the weighted-average rate for the reporting period. The change in currency translation adjustments was $(975,297) for the nine months ended September 30, 2008 and $(582,442) for the nine months ended September 30, 2007.

Cash flow from operations. We showed a net loss of $1,953,496 for the nine months ended September 30, 2008, however the cash flow from operations shows $8,215,424  negative. The main reason for this is that we have spent approximately $6,3 million on investments in the development of games. Furthermore, accounts receivable has increased compared to December 31, 2007 and we have significantly reduced our backlog in taxes payable.

Liquidity and Capital Resources

As of September 30, 2008 our cash balance was $306,561.

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

Our net accounts receivable, after providing an allowance for doubtful accounts, at September 30, 2008 was $2,233,464.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of September 30, 2008 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2008, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Playlogic International, Inc.

Date: November 14, 2008	By:	/s/ Willem M. Smit
Willem M. Smit Chief Executive Officer

Exhibit Index

Exhibits:

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.