Form 10-K
period 2008-12-31
PLAYLOGIC ENTERTAINMENT INC
filed 2009-03-31
CIK 1141590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2008

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FROM THE TRANSITION PERIOD FROM ______ TO ______

COMMISSION FILE NUMBER: 000-49649

PLAYLOGIC ENTERTAINMENT, INC.
(Name of Small Business Issuer in Its Charter)

Delaware	23-3083371
(State or other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

World Trade Centre C-Tower 10th Floor Strawinskylaan 1041 Amsterdam The Netherlands	1077 XX
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number:  (011) 31-20-676-0304

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒  No  

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer, large accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer 	Accelerated filer 	Non-accelerated filer  (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $46,718,123.

As of March 31, 2009, there were 46,743,450 shares of the Registrant's common stock outstanding.

PLAYLOGIC ENTERTAINMENT ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

TABLE OF CONTENTS

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

General

Our principal business office is located at the World Trade Centre, C-Tower 10th Floor, Strawinskylaan 1041, 1077 XX Amsterdam, The Netherlands, and our telephone number at that address is 31-20-676-0304.
Our corporate web site is www.playlogicgames.com. The information found on our website is not intended to be part of this annual report and should not be relied upon by you when making a decision to invest in our common stock.

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

Playlogic has created a healthy balance between games available for the current and the next generation platforms. To spread risk and broaden Playlogic’s portfolio, both Next Gen titles for the Playstation 3, Xbox 360 and Nintendo Wii as well as PC games and handheld titles are all part of the line-up for the coming year.

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

Since the introduction of the Playstation 2 in October 2000, the installed base of current generation hardware (PS2, Gamecube, Xbox) reached over 130 million units in the US and Europe alone. Total console and handheld software sales have grown from $6 billion in the US and Europe in 2000 to $12.2 billion 2006, representing a compound annual growth rate of 11%. It is expected this growth rate will accelerate to almost 20% over the next three years, even though partially offset by declining PC sales, unprecedented levels of software sales are anticipated.

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

The Xbox360 and the PS3 are far more similar than their predecessors were and the economics of game development will serve as a discentive to third party publishers to offer exclusive content for either console. The similarity between the two platforms will likely serve to lower the cost of porting from one platform to another. It is to be expected that virtually all games developed for one of these platforms will also be ported to the other. The lack of differentiation between the PS3 and the Xbox 360 allows the Wii to gain a competitive advantage, due to its different controls and relatively simple components, publishers are required to develop a special SKU for the Wii, further differentiating the console. Due to its superior library of first party titles and low price, Nintendo’s Wii has the greatest share of the hardware market (46 million units sold as of the end of 2008)..

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

Microsoft’s Xbox360 has sold more than 28 million units so far. Sony sold almost 20 million units of its Playstation 3.Nintendo’s next generation console, called ‘Wii’ has been sold 46 million units so far.

Nintendo Dual Screens (‘Nintendo DS’) and PlayStation Portable (‘PSP’) were both successfully introduced to the market. The sales volume of the Nintendo DS reached 98 million units by the end of December 2008, and PSP reached the sales volume of 44 million units by the end of the same period.
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

Release Overview

(Expected) Release
Game	Studio	Platform	date to retail
Completed Games
Alpha Black Zero	Khaeon (NL)	PC	Released
Airborne Troops	Widescreen Games (F)	PS2, PC	Released
Cyclone Circus	Playlogic Game Factory (NL)	PS2	Released
Xyanide	Overloaded (NL)	Mobile Phones	Released
World Racing 2	Synetic (G)	PS2, Xbox, PC	Released
Knights of the Temple 2	Cauldron (SK)	PS2, Xbox, PC	Released
Gene Troopers	Cauldron (SK)	PS2, Xbox, PC	Released
Xyanide	Playlogic Game Factory (NL)	Xbox	Released (1)
Age of Pirates: Caribbean Tales	Akella (Russia)	PC	Released Q3 2006
Infernal	Metropolis (Poland)	PC	Released Q1 2007
Ancient Wars: Sparta	World Forge (Russia)	PC	Released Q2 2007
Xyanide Resurrection	Playlogic Game Factory (NL)	PSP	Released Q3 2007
Evil Days Of Luckless John	3A Entertainment (Great Britain)	PC	Released Q3 2007
Xyanide: Resurrection	Playlogic Game Factory (NL)	PS2	Released Q3 2007
Obscure 2	Hydravision (F)	PC	Released Q3 2007
Obscure 2	Hydravision (F)	PS2	Released Q3 2007
Obscure 2	Hydravision (F)	Wii	Released Q1 2008
Xyanide: Resurrection	Playlogic Game Factory (NL)	PC	Released Q1 2008
Dragon Hunters	Engine software (NL)	DS	Released Q1 2008
Aggression 1914	Buka (Russia)	PC	Released Q1 2008
Dimensity	Dagger Studio (Bulgaria)	PC	Released Q2 2008
Red Bull Break Dancing	Smack Down Productions (F)	DS	Released Q2 2008
Simon the Sorcerer 4	RTL /Silverstyle Studio (GER)	PC	Released Q2 2008
Worldshift	RTL Games (Germany)	PC	Released Q2 2008

Stateshift	Engine Software (NL)	PC	Released Q2 2008
Building & Co	Electrogames (F)	PC	Released Q3 2008

Under development
Vertigo	Icon Games Entertainment Ltd (GB)	PC, Wii	Q1 2009
Pool Hall Pro	Icon Games Entertainment Ltd (GB)	PC, Wii	Q1 2009
Sudoku Ball Detective	White Bear (NL)	Wii/PC/DS	Q2 2009
Age of Pirates 2: City of abandoned ships	Akella (Russia)	PC	Q1 2009
Infernal returns	Metropolis (Poland)	Xbox360	Q2 2009
Obscure 2	TBA	DS	Q2 2009
Undisclosed Title	TBA	DS, PC	Q3 2009
Undisclosed Title	TBA	Xbox360, PC	Q3 2009
TCFU	Engine Software (NL)	DS	Q3 2009
TCFU	Revisotronic	PC, PS2, Wii,	Q3 2009
Zooloretto	White Bear (NL)	PC, Wii, DS	Q3 2009
Undisclosed Title	TBA	Wii, DS	Q3 2009
Fairytale Fights	TBA	PS3, Xbox360, PC	Q4 2009
Undisclosed Title	TBA	PS3, Xbox360, PC	Q1 2010
The Strategist	Humagade/Canada	DS	Q2 2010

______________

1       Released in the US only

•	working title

Material agreements

We entered into the following material agreements in the fiscal year ended December 31, 2008:

Sudoku Ball Detective: On November 24, 2008, we announced the acquisition of Sudoku Ball ™ Detective on Wii, DS and PC to be released in Q2 2009.

Sony development agreement. On October 27, 2008, we announced that we continued our collaboration with Sony Computer Entertainment Europe (SCEE). The project will be developed at Playlogic’s in-house studio Playlogic Gamefactory BV over a period up to mid 2009. The scope and content of the project will remain undisclosed until further notice by SCEE Ltd.

Microsoft Xbox 360 license. On October 15, 2008, we received the worldwide publishers license on the Xbox 360.

Fairytale Fights. On August 19, 2008, we announced that our in-house studio Playlogic Gamefactory B.V. is working on Fairytale Fights. Fairytale Fights is planned for a Q4 2009 release and will be available on PS3, Xbox360 and PC.

$3.0 million in equity: On June 27, 2008, we successfully closed a $3.0 million in equity through a private placement. This raise was made with accredited investors based in the Netherlands.

Building & Co. On June 24, 2008, we announced the acquisition of the strategic management sim Building & Co. co-produced by Palludio Games, Elektro Games and Creative Patterns. The game is planned to be released in Q3 2008.

PlayV Ltd Joint-Venture. On May 29, 2008, we announced the set up of a joint-venture with Virgin Play S.A. The joint-venture is called PlayV Ltd and holds office in Luton, United Kingdom. PlayV Ltd, a sales, marketing and distribution business, will bring PC, console and handheld products from both parties to the UK market and also offer flexible pro-active PR, marketing and sales solutions to additional development and publishing partners looking to penetrate the UK retail market with their products.

Worldshift. On April 25, 2008, we announced the acquisition of the real time strategy game Worldshift for PC from the German publisher Black Inc , a label of RTL Games. Worldshift will be released in Q2 2008.

$7.0 million equity and loan. On March 20, 2008, we announced the private placement of $3.0 million in equity and $4.0 million in a long-term loan with accredited investors in the Netherlands. The loan bears an annual interest of 7% and has a 2.5 year term.

Dragon Hunters. On March 14, 2008, we announced that Dragon Hunters for Nintendo DS would be released in April 2008.

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

Furthermore, in 2009 Playlogic will be selling their products online through our own website in a specifically designed store. Both digital downloads as well as finished products will be available to consumers on the Playlogic website.

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

We own or have licensed trademarks and copyrights of the following games:

		Games	Platform	Area
1.		Alpha Black Zero	PC	Worldwide
2.		Airborne Troops	PS2	Worldwide
			PC	Worldwide
3.	a.	Xyanide Resurection	PSP	Worldwide
	b.	Xyanide Mobile	Mobile Phones	Worldwide
4.		Cyclone Circus	PS2	Worldwide
5.		World Racing 2	PS2	Worldwide
			Xbox	Worldwide
			PC	Worldwide
6.		Knights of the Temple 2	PS2	Worldwide
			Xbox	Worldwide
			PC	Worldwide
7.		Gene Troopers	PS2	Worldwide
			Xbox	Worldwide
			PC	Worldwide
8.		Age of Pirates: Caribbean Tales	PC	Worldwide (1)
9		Ancient Wars: Sparta	PC	Worldwide (2)
10.		Infernal	PC, Xbox360	Worldwide (3)
11.		Evil days of Luckless John	PC	Worldwide
12.		Obscure2	PC,PS2,Wii	Worldwide
13.		Fairytale Fights	PS3, Xbox360, PC	Worldwide
14.		Age of Pirates 2: City of Abandoned Ships	PC	Worldwide
15		Dimensity	PC	Worldwide
16.		Young Archeologists	DS	Worldwide
17.		Crazy Garage	DS	Worldwide
18.		The Strategist	PC, Wii, DS	Worldwide

_____________

(1) Excluding former USSR, Poland, Check, Slovak and South Africa
(2)   Excluding former USSR
(3)   Excluding Japan, former USSR

Employees

As of December 31, 2008, we employed 90 full-time employees and 6 part-time employees. All of our employees are based in the Netherlands and have executed employment agreements with us, which are governed by the law of the Netherlands. Substantially all of the employment contracts are running for an indefinite period of time. As to the senior executives mentioned under Item 10, the Company may terminate the employment upon a six-month notice, and a senior executive may terminate the employment upon a three-month notice. As to non-executive employees, the Company may terminate the employment upon a two-month notice, and the employee may terminate the employment upon a one-month notice. We are obliged to continue to pay base salary and fringe benefits to our employees during the notice period. We typically pay an annual base salary and allow our staff certain benefits. Our employees are entitled to 26 vacation days a year. 13 of our employees are entitled to a company car. Two of our senior non-Dutch executives are entitled to receive allowances for housing, and home leave travel cost. With the exception of the disclosures made under Item 10, we did not grant any bonuses during 2007. Under Dutch law, we are obliged to pay the employees in the event of illness 100% of base salary from the first day of illness reporting for a maximum period of 52 weeks, calculated from this first day of illness. After the lapse of the period of 52 weeks, we pay 70% of the base pay during a period with a maximum of 52 weeks counted from the first day of the 53rd week following the date of illness reporting. We currently do not have any pension plan or other retirement schedule. The costs associated with employer’s contribution to the Dutch social security system are per employee in the range of 15% of annual base pay.

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

For the year 2008 we recorded net revenue of $9.0 million and showed a net loss of $9.5 million. We had a net consolidated profit in 2007of $0.7 million and net consolidated losses of $12,548,400 in 2006, $9,674,004 in 2005, $20,162,853 in 2004, $7,657,536 in 2003 and $2,199,945 in 2002. The net consolidated losses of $20,162,853 in 2004 included a one-time expense of $9,824,400 related to the grant of options to some of our shareholders in 2004.

We may not be able to be profitable on a consistent basis. The report of Playlogic's independent auditors on the December 31, 2008 financial statements include an explanatory paragraph indicating there could be uncertainties about Playlogic's ability to continue as a going concern.

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

For the year ended December 31, 2008, three titles, Obscure II, Dragon Hunters and Red Bull BC One accounted for approximately 41% of our revenues. For the year ended December 31, 2007 three titles, Ancient Wars: Sparta, Infernal and Obscure II accounted for approximately 60% of our revenues. For the year ended December 31, 2006, two titles, Age of Pirates: Caribbean Tales and World Racing 2, accounted for approximately 60% of our revenues for the year ended December 31, 2005, three titles, World Racing 2, Gene Troopers, Knights of the Temple 2 accounted for approximately 60% of our revenues. For the year ended December 31, 2004, one title, Alpha Black Zero accounted for 100% of our revenues. We did not have any revenue in 2003 or 2002. Our future titles may not be commercially viable. We also may not be able to release new titles within scheduled release times or at all. If we fail to continue to develop and sell new, commercially successful titles, our revenues and profits may decrease substantially and we may incur losses.

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

Our sales returns and allowances for the year ended December 31, 2008 were $150,000. If return rates for our published titles significantly exceed our estimates, our operating results will be materially adversely affected.

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

Sales to our four largest customers accounted for approximately 63% of our revenues for the year ended December 31, 2008. Sales to our four largest customers accounted for approximately 76% of our revenues for the year ended December 31, 2007. Sales to our four largest customers accounted for approximately 88% of our revenues for the year ended December 31, 2006. Sales to our three largest customers accounted for approximately 65% of our revenues for the year ended December 31, 2005. The loss of our relationships with principal customers or a decline in sales to principal customers could harm our operating results.

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

WE ARE SUBJECT TO RISKS AND UNCERTAINTIES OF INTERNATIONAL TRADE, AND IF ANY OF THESE RISKS MATERIALIZE, OUR RESULTS OF OPERATIONS MAY BE HARMED.

Sales in European markets, primarily Germany, France and the Benelux, have accounted for an increasing portion of our revenues. In 2008, sales in Europe accounted for approximately 80% of our revenues and sales in the United States accounted for the remaining 20% of our revenues. We are subject to risks inherent in international trade, including:

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

SOME OF OUR EXISTING SHAREHOLDERS CAN EXERT CONTROL OVER US AND MAY NOT MAKE DECISIONS THAT ARE IN THE BEST INTERESTS OF ALL SHAREHOLDERS.

As of December 31, 2008, officers, directors, and shareholders holding more than 5% of our outstanding shares collectively controlled approximately 56% of our outstanding common stock. As a result, these shareholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may harm the market price of our ordinary shares by delaying or preventing a change in control of us, even if a change is in the best interests of our other shareholders.

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

The Company’s management believes that in order to satisfy its working capital requirements through the second quarter of 2008, it will need to obtain additional financing from third parties. If the Company does not obtain any necessary financing in the future, we may need to cease operations. There is no legal obligation for either management or significant shareholders to provide additional future funding. Consequently, there is substantial doubt about our ability to continue as a going concern. We have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to us to allow us to cover the expenses related to such activities.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

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

We lease our offices located at the WTC Amsterdam, Strawinskylaan 1041, 1077 XX Amsterdam, the Netherlands pursuant to a lease agreement, which expires on July 31, 2013. The lease property spans 870 square meters and may only be used as office space. Payment is due on a quarterly basis and amounts to $100,000 (€72,000) per quarter.

I TEM 3. LEGAL PROCEEDINGS

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of the holders of our common stock during the year. During the fiscal year ending December 31, 2008, no other matters were submitted to a vote of holders of our common stock through the solicitation of proxies or otherwise.

PART II

I TEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since August 2, 2005, our common stock has been quoted on the Over-the-Counter (“OTC”) Bulletin Board, an electronic stock listing service provided by The NASDAQ Stock Market, Inc., under the symbol PLGC.OB (our symbol had been DNRE.OB from January 2003 until May 2005, and it was DNRR.OB from May 2005 until August 2, 2005).

As of December 31, 2008, there were approximately 450 holders of record of our common stock.

The price range of our common stock during the past two fiscal years is shown below. High and low prices given here refer to the high and low bid quoted on the OTC Bulletin Board. These prices reflect our 1-for-10 reverse stock split effective April 15, 2005. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal 2007	High	Low

First Quarter	$1.01	$0.36
Second Quarter	$1.01	$0.45
Third Quarter	$1.01	$0.64
Fourth Quarter	$1.10	$0.65

Fiscal 2008	High	Low

First Quarter	$1.40	$0.71
Second Quarter	$1.49	$0.81
Third Quarter	$1.12	$0.40
Fourth Quarter	$0.85	$0.15

The source for the high and low closing bids quotations is http://finance.yahoo.com and does not reflect inter-dealer prices. Such quotations are without retail mark-ups, mark-downs or commissions, and may not represent actual transactions and have not been adjusted for stock dividends or splits.

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

Common stock

During the year ended December 31, 2007, the Company sold 3,182,609 units at $1.15 per share for proceeds of $3,660,000 pursuant to an exemption from registration claimed under Rule 4(2) of the Securities Act of 1933, as amended.  Each unit consisted of two shares of the Company’s par value common stock and one Common Stock Warrant to purchase the Company’s common stock at $2.75 per share at any time within the next 5 years. In total 1,591,308 warrants have been issued in relation to this sale. Furthermore, the Company sold 270,000 shares to an unrelated third party at par value for facilitating the share issuances.

During the year ended December 31, 2007, the Company issued 9,147,861 units at $0.80 per share for proceeds of approximately $7,313,000 pursuant to an exemption from registration claimed under Rule 4(2) of the Securities Act of 1933, as amended.  In relation to this sale 2,500,000 warrants have been issued to purchase the Company’s common stock at $1.35 per share at any time within the next 5 years. Of this subscription, 6,287,273 shares were used to convert outstanding debt amounting to $5,024,899. The remaining 2,288,471 shares have been sold for cash which was paid directly by subscriber to vendors.

During the year ended December 31, 2007, the Company sold 600,000 shares of its common stock to an accredited investor based in the Netherlands at $0.90 per share for a total cash consideration of $538,604 pursuant to an exemption from registration claimed under Rule 4(2) of the Securities Act of 1933, as amended.

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

Option grants

On June 4, 2008, the Company granted to Willy J. Simon, the Company’s Chairman and Non Executive Director, 80,000 options to purchase shares of the Company’s common stock at an exercise price of $2.00 per share. The options have a 4 year term and will vest in accordance with the stock option plan in 3 equal installments, the first starting one year after the date of granting.

On June 4, 2008, the Company granted to George M. Calhoun, one of the Company’s Non Executive Directors, 40,000 options to purchase shares of the Company’s common stock at an exercise price of $2.00 per share. The options have a 4 year term and will vest in accordance with the stock option plan in 3 equal installments, the first starting one year after the date of granting.

On June 4, 2008, the Company granted to Erik L.A. van Emden, one of the Company’s Non Executive Directors, 40,000 options to purchase shares of the Company’s common stock at an exercise price of $2.00 per share. The options have a 4 year term and will vest in accordance with the stock option plan in 3 equal installments, the first starting one year after the date of granting.

On June 4, 2008, the Company granted to Willem M. Smit, one of the Company’s Non Executive Directors, 40,000 options to purchase shares of the Company’s common stock at an exercise price of $2.00 per share. The options have a 4 year term and will vest in accordance with the stock option plan in 3 equal installments, the first starting one year after the date of granting.

On June 4, 2008, the Company granted a number of employees and officers a total of  940,000 options (in accordance with the table below) to purchase shares of the Company’s common stock at an exercise price of $2.00 per share. These options will vest for 33,33% on June 4, 2009, and the remaining options will vest in two equal installments on June 4, 2010 and June 4, 2011. The options will expire after 4 years.

W.M Smit, Chief Executive Officer	200,000
R.W. Smit, Executive Vice President	400.000
D. Morel, Chief Technology Officer	100,000
P.Y. Thiercelin, Chief Marketing & Sales Officer	100,000
Other employees	140,000
		940,000

Issuer Purchase of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

We have released the following games to date:

Game	Studio	Platform
Completed Games

Alpha Black Zero	Khaeon (NL)	PC
Airborne Troops	Widescreen Games (F)	PS2, PC
Cyclone Circus	Playlogic Game Factory (NL)	PS2
Xyanide	Overloaded (NL)	Mobile Phones
World Racing 2	Synetic (D)	PS2, Xbox, PC
Knights of the Temple 2	Cauldron (SK)	PS2, Xbox, PC
Gene Troopers	Cauldron (SK)	PS2, Xbox, PC
Xyanide	Playlogic Game Factory (NL)	Xbox
Age of Pirates: Caribbean Tales	Akella (Russia)	PC
Infernal	Metropolis (Poland)	PC
Ancient Wars: Sparta	Visionvale (Cyprus)	PC
Evil days of Luckless John	3A entertainment (British Virgin Islands)	PC
Xyanide Resurrection	Playlogic Game Factory (NL)	PSP
Obscure II	Hydravision (France)	PC, PS2, Wii
Dragon Hunters	Futurikon (France)	DS
Red Bull BC One	Smack Down Productions (France)	DS
Aggression: Europe 1914	Buka (Cyprus)	PC
Simon the Sorcerer 4	RTL Media (Germany)	PC
Dimensity	Boriana (Bulgaria)	PC
Worldshift	RTL Media (Germany)	PC
Building & Co	Elektro Games (France)	PC
Stateshift	Engine Software (NL)	PC

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

Results of Operations

Comparison of Fiscal 2008 to Fiscal 2007

Revenues . Revenues for Fiscal 2008 were $9,024,196 as compared to $10,099,746 for Fiscal 2007. This decrease of  approximately 10% in revenues is primarily the result of  the fact that the Company had to postpone some of its Q3 and Q4 titles to 2009. Therefore, we have not release new games during the 4th quarter of 2008, causing the Company to depend on sell through of existing titles.

Gross Profit . Gross profit totaled $3,456,091 for Fiscal 2008. For Fiscal 2007, gross profit totaled $5,039,848. This decrease in gross profit of 31.4% is primarily the result of the decrease in revenue as well as the fact that the Company hasn’t released any new titles during the last months of 2008. Due to the amortization policy, some of the games capitalized on the balance sheet were amortized based on a straight line basis, resulting in higher cost of sales. Furthermore, the mix in our product portfolio is different in 2008 compared to 2007. In 2008 we have released more console titles, which results in overall lower margins. Manufacturing costs for PC titles are relatively low compared to license fees and manufacturing costs for consoles.

Research and development  expenses . Research and development expenses totaled $460,038 for Fiscal 2008. For Fiscal 2007, research and development expenses totaled $542,215. This represents a decrease of $82,177 or 15%. This decrease is due to a higher amount of capitalized personnel expenses in our development studio in Fiscal 2008 for the game we are developing in-house. Furthermore, the expenses in 2007 contained R&D expenses for the Sony contract as well as the feasibility of the game we are developing in-house.

Selling, marketing, general and administrative expenses .  Selling, marketing, general and administrative expenses totaled $7,187,881 for the Fiscal 2008. For fiscal 2007, selling, general and administrative expenses totaled $4,451,357. The increase of costs is due to the start of the distribution activities in the UK. Furthermore, we have spent more money on marketing of our products. Also, as a result of the move of our corporate headquarters in Amsterdam, we have recorded incidental expenses.

Depreciation . Depreciation expense totaled $384,960, for Fiscal 2007. For Fiscal 2007, depreciation expense totaled $297,292. The increase of $87,668 or 29% is caused by additions to the fixed assets during the year 2008. The Company has moved offices in May 2008 and had to invest in leasehold improvements as well as furniture.

Asset impairment charges. We review our Capitalized Software whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Asset impairment charges totaled $4,500,000 for fiscal 2008 versus $68,566 in Fiscal 2007. The economic crisis in which the world is since Q3 2008 has impacted our sales and management believes it is prudent to impair some of its titles that have been released to market, to ensure the amounts capitalized can be fully recovered with future sales.

Interest expense . Interest expense totaled $679,504  for Fiscal 2008. For Fiscal 2007, interest expense totaled $1,164,250. This represents a decrease of $484,746 and is primarily the result of the restructuring of our debt position. We have converted a large part of the 2007 in September 2007 into equity. Furthermore, due to capital raises in March 2008 and June 2008, we were able to repay remaining expensive loans.

Net Result . Our net loss for Fiscal 2008 was $9,478,797 . For Fiscal 2007 we had a net profit that totaled $743,729. The decrease of the net result is primarily due to lower revenues, a $4.5 million one time impairment charge , straight line amortization on some of our games as well as higher operating expenses due to increased number of employees as well as move of offices.

Other comprehensive income . Other comprehensive income represents the change of the Currency Translation Adjustments balance during the reporting period. The Currency Translation Adjustments balance that appears in the stockholders’ equity section is cumulative in nature and is a consequence from translating all assets and liabilities at current rate whereas the stockholders’ equity accounts are translated at the appropriate historical rate and revenues and expenses being translated at the weighted-average rate for the reporting period. The change in currency translation adjustments was $(371,231) for the Fiscal 2008 and $(617,751) for Fiscal 2007.

Equity . The total stockholders’ deficit as of December 31, 2008 amounted to $(2,319,679) s oppose to a stockholders’equity of $695,753 as of December 31, 2007. The decrease in equity is mainly caused by the loss for the year amounting to $9,478,797. The Company has sold $7,500,000 (gross) new equity during 2008.

Liquidity and Capital Resources

As of December 31, 2008, our cash balance was $81,978 as compared to $349,464 at December 31, 2007.

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

Our net accounts receivable, after providing an allowance for doubtful accounts, at December 31, 2008 was $380,993, as compared to $671,148 at December 31, 2007.

Off Balance Sheet Arrangements

Except the operating lease obligations mentioned below we do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Contractual Obligations

We have the following contractual obligations associated with its lease commitments and other contractual obligations per December 31, 2008:

Contractual Obligations	Payments Due By Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-Term Debt Obligations	$4,230	$2,546	$1,592	92	-
Capital Lease Obligations	-	-	-	-	-
Operating lease Obligations (Including Rent)	$3,955	$934	$1,701	$1,415	-
Purchase obligations	$3,088	$3,088			-
Other contractual obligations					-
Total	$11,273	$6,568	$3,293	$4,800	-

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

Related Party Transactions

See below Part III.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of our business, primarily risks associated with interest rate and foreign currency fluctuations.

Current loans the Company had loans with shareholders at normal interest rates varying from 7% to 12% depending on the term of the loan. The long term loan bears a 7% annual interest.

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders' equity. For the year ended December 31, 2008, our foreign currency translation adjustment loss was approximately $3.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data appear in a separate section of this report starting on Page F-1. We provide details of our valuation and qualifying accounts in "Note 18—Supplementary Financial Information" to the consolidated financial statements. All schedules have been omitted since the information required to be submitted has been included on the consolidated financial statements or notes thereto or has been omitted as not applicable or not required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act") were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Inherent Limitations Over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods is subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2008.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to the attestation by the company’s registered public accounting firm pursuant to the temporary rules of the SEC that permit us to only provide management’s report in this annual report

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during 2008, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT;

Our directors and executive officers are as follows:

Name	Age	Position

Willem M. Smit	62	Director, President, and Chief Executive Officer
Willy J. Simon	58	Chairman of the Board of Directors
George M. Calhoun	56	Member of the Board of Directors
Erik L.A. van Emden	60	Member of the Board of Directors
Ruud Spoor	45	Member of the Board of Directors
Rogier W. Smit	34	Executive Vice President
Wilbert Knol	41	Chief Financial Officer (ad interim up to March 18, 2009)
Marcel Noordeloos	40	Chief Financial Officer (ad interim as of March 18, 2009)
Dominique Morel	34	Chief Technology Officer
Pierre-Yves Thiercelin	33	Chief Marketing & Sales Officer

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

Ruud Spoor joined the Board of Playlogic in July 2008. Mr. Spoor is serving as the fourth non-executive director on the Board of Playlogic Entertainment, Inc. Since 2007, Mr. Spoor has been the director of BL Capital B.V., an investment firm located in ‘s Hertogenbosch, the Netherlands. Prior to BL Capital, Mr. Spoor was Commercial Director Corporate Clients of ABN-AMRO in the Netherlands. Spoor also currently serves as a director or as a member of the supervisory board in several Dutch companies.

Rogier W. Smit co-founded Playlogic International N.V. and Playlogic Game Factory B.V. in 2001. He has worked in various management positions at those two companies since then. He has been Playlogic International N.V.'s Executive Vice President and Chief Operating Officer since 2002.

  Wilbert Knol became the Company's Chief Financial Officer ad interim on November 1, 2006 following Jan Willem Kohne’s resignation as CFO per the same date. Mr. Knol has held several financial and operational positions with among others Hill Rom a division of Hillebrand Industries Inc. (NYSE) (1999-2005) and Coopers & Lybrand (1992-1997). Mr. Knol received his RA Degree (the Dutch equivalent of a CPA Degree) from Amsterdam University the Netherlands in 1999. Mr. Knol was interim Chief Financial Officer until March 18, 2009.

Marcel Noordeloos became the Company's Chief Financial Officer ad interim on March 18, 2009 replacing Wilbert Knol at that date. Mr. Noordeloos has held several financial and operational positions with among others Nike EMEA Headquarters (2002-2006) and PricewaterhouseCoopers (1992-2001). Mr. Noordeloos holds an RA Degree (the Dutch equivalent of a CPA Degree) from the University of Amsterdam, the Netherlands in 1999.

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

Pierre-Yves Thiercelin has joined the Company as International Sales Director in March 2007 and was promoted to Chief Marketing and Sales Officer on in January 2008. Mr. Thiercelin has over 9 years experience in international trade working for various video games companies such as Midway, Novalogic and Ignition and also for non video games companies such as Samsung.

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

Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and regulations of the SEC there under require the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of initial ownership and changes in ownership with the SEC. Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that during 2008, all of the Section 16(a) filing requirements applicable to its executive officers, directors and ten percent stockholders were complied with on a timely basis.

Information Concerning the Board of Directors and the Audit Committee

During 2008, the Company's Board of Directors had five Directors. During 2008 the Board met five times on an executive base.

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

During 2008 the Audit Committee met four times.

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

During 2008 one meeting was held by the Compensation Committee.

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

During 2008 no meetings were held by the Governance Committee

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

Information on the Company’s internet website is not, and shall not be deemed to be, a part of this 10-K or incorporated into any other filings the Company makes with the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation for the fiscal years ended December 31, 2006, 2007 and 2008 received by the individual who served as Playlogic International's Chief Executive Officer during 2008 and Playlogic International’s other most highly compensated executive officers whose total annual salary and bonus for fiscal year 2008 exceeded $100,000 (the “Named Officers”).

Summary Compensation Table
					Long-Term		Payouts	All Other Compensation
	Annual Compensation				Compensation Awards
Name and Principal Position as of December 31, 2008	Year	Salary €/($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards (2)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)

Willem M. Smit (1) Chief Executive Officer	2008 2007 2006	€0 €0 €0		--		240,000 200,000 (6)	--
Sloterhof Investments N.V. (of which Mr. Willem M. Smit is the beneficial owner) Managing Director	2008 2007 2006	€0 €0 €0		--			--
Rogier W. Smit Executive Vice President	2008 2007 2006	€143,000/$210,000 €143,000/$196,098 €143,000/$188,559		--		400,000 200,000 (7)	--
Wilbert Knol Chief Financial Officer a.i.	2008 2007 2006	€0/$0 €105,413/$144,554 €99,537/$131,249				60,000 (5)
Dominique Morel Chief Technology Officer	2008 2007 2006	€143,000/$210,000 €143,000/$196,098 €143,000/$188,559	0	--		100,000 100,000 (4) 100,000 (4)	-- --
Pierre-Yves Thiercelin International Sales Director (10)	2008 2007 2006	€143,000/$210,000 € 48,500/$66,500 - -		--		100,000 75,000 (8)	--
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

(5)
We granted to Mr. Knol, 60,000 options to purchase shares of our common stock at an exercise price of $2.50 per share. A total of 20,000 shares of these options will vest on May 4, 2008, and the remaining options will vest in two equal installments on May 4, 2009, May 4, 2010.

(6)
We granted to Mr. W.M. Smit 200,000 options to purchase shares of our common stock at an exercise price of $1.30 per share. A total of 66,666 shares of these options will vest on August 28, 2009, and the remaining options will vest in two equal installments on August 28, 2010 and August 28, 2011.

(7)
We granted to Mr. R.W. Smit and Mr. D. Morel, 200,000 resp 100,000 options, respectively, to purchase shares of our common stock at an exercise price of $1.30 per share. A total of 100,000 shares of these options will vest on August 28, 2009, and the remaining options will vest in two equal installments on August 28, 2010 and August 28, 2011.

(8)
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

The following table contains information concerning the grant of stock options under individual employment arrangements with the Executive Officers made during the fiscal year of 2008.

Name (1)	Grant and approval date	Closing Price on Grant date	Number of Securities Underlying Options/SARs granted	Percentage of Total Options/SARs granted to employees in fiscal year	Exercise or Base Price ($/Sh)	Expiration date

Willem M. Smit (Chief Executive Officer)	June 4, 2008	$1.00	240,000	21%	$2.00	June 4, 2012
Rogier W. Smit (Executive vice President)	June 4, 2008	$1.00	400,000	35%	$2.00	June 4, 2012
Dominque Morel (CTO)	June 4, 2008	$1.00	100,000	9%	$2.00	June 4, 2012
W. Simon (Chairman of the Board of Directors)	June 4, 2008	$1.00	80,000	7%	$2.00	June 4, 2012
E. van Emden (member of the Board of Directors)	June 4, 2008	$1.00	40,000	3.5%	$2.00	June 4, 2012
G. Calhoun (member of the Board of Directors)	June 4, 2008	$1.00	40,000	3.5%	$2.00	June 4, 2012
Pierre-Yves Thiercelin (International Sales Director)	June 4, 2008	$1.00	100,000	9%	$2.00	June 4, 2012
____________

(1) See applicable footnotes to above Summary Compensation Table.

Option Exercises and Holdings

During the fiscal year ended December 31, 2008, no options were exercised.

Directors’ Compensation

Each non-employee director is paid an annual cash retainer in the amount of $30,000 ($36,000 for the Chairman) for attending the meetings of the Board of Directors or its committees at which there is a quorum, whether in person or by telephone. In addition, all directors are eligible for reimbursement of their expenses in attending meetings of the Board of Directors or its committees. The non-employee directors have received stock options in 2007 as disclosed in the table above. The options have a three year term and vest on April 1, 2008. The stock price on the day of the option grant was $0.75.

Employment Agreements

Mr. Rogier W. Smit, Executive Vice President has an employment agreement for an indefinite period, but can be terminated by the Company upon twelve months notice or by Mr. Smit upon six months notice. Mr. Smit´s base salary amounts to $15,400 (€11,000) per month. In addition to his salary, Mr. Smit is entitled to a company car. Pursuant to the agreement, Mr. Smit is also subject to confidentiality, non-competition and invention assignment requirements.

Mr. Dominique Morel, Chief Technology Officer, has an employment agreement for an indefinite period but can be terminated by the Company upon six months notice or by Mr. Morel upon 3 months notice. Mr. Morel’s base salary will be $15,400 (€11,000) per month. In addition to his salary, Mr. Morel is entitled to a company car. Pursuant to the agreement, Mr. Morel was granted 100,000 options to purchase shares of common stock of the Company at an exercise price of $3.50 per share. 25,000 of these options vested on October 1, 2007, and 25,000 of the remaining options will vest on October 1, 2008, October 1, 2009 and October 1, 2010. Pursuant to the agreement, Mr. Morel is also subject to confidentiality, non-competition and invention assignment requirements.

Mr.  Wilbert Knol, Interim Chief Financial Officer, has an employment agreement is for an indefinite period but can be terminated by the Company upon two months notice or by Mr. Knol upon 1 months notice. Mr. Knol ’s base salary as CFO a.i. is $13,700 (€9,336) per month. In addition to his salary, Mr. Knol is entitled to a company car. Pursuant to the agreement w e granted to Mr. Knol, 60,000 options to purchase shares of our common stock at an exercise price of $2.50 per share. A total of 20,000 shares of these options will vest on May 4, 2008, and the remaining options will vest in two equal installments on May 4, 2009, May 4, 2010. Pursuant to the agreement, Mr. Knol is also subject to confidentiality, non-competition and invention assignment requirements. The interim contract with Mr. Knol was not extended as of March 18, 2009.

Mr.  Marcel Noordeloos, Interim Chief Financial Officer as of March 18, 2009, has an employment agreement is for an indefinite period but can be terminated by the Company upon two months notice or by Mr. Noordeloos upon 1 months notice. Mr. Noordeloos’ base salary as CFO a.i. is $15,400 (€11,000) per month. In addition to his salary, Mr. Noordeloos is entitled to a company car. Pursuant to the agreement w e granted to Mr. Noordeloos, 100,000 options to purchase shares of our common stock at an exercise price of $0.60 per share. A total of 33,333 shares of these options will vest on January 23, 2010, and the remaining options will vest in two equal installments on January 23, 2011 and January 23, 2012. Pursuant to the agreement, Mr. Noordeloos is also subject to confidentiality, non-competition and invention assignment requirements.

Mr. Pierre-Yves Thiercelin, Chief Marketing and Sales Officer, joined Playlogic in March 2007 and actively contributes to the further development of the company’s distribution network. Mr. Thiercelin has over 9 years experience in international trade working for various video games companies such as Midway, Novalogic and Ignition and also for non video games companies such as Samsung. Mr. Thiercelin’s base salary as Chief Marketing and Sales Officer. is $15,400 (€11,000) per month. In addition to his salary, Mr. Noordeloos is entitled to a company car.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, as of December 31, 2008, information concerning the ownership of all classes of common stock of the Company of (i) all persons known to the Company to beneficially own 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) the Named Executive Officers and (iv) all directors and executive officers of the Company as a group. Share ownership includes shares issuable upon exercise of outstanding options that are exercisable within 60 days of December 31, 2008.

Name and Address (1)	Number of Shares of Common Stock	Percentage of Common Stock

Sloterhof Investments N.V. Pietermaai 15 Curacao, Netherlands Antilles	7,303,357	15.7%
Castilla Investments B.V. Concertgebouwplein 13 1071 LL Amsterdam The Netherlands	1,777,496	3.8%
Wind Worth Luxembourg Holding S.A.H 19 Rue de l’Industrie 8069 Betrange Luxembourg	2,138,874	4.6%
W.M. Smit (2)	7,303,357	15.7%
R.W. Smit (3)	1,777,496	3.8%
BL Capital BV Zuiderkruis 1 5215 MV ’s Hertogenbosch The Netherlands	9,639,541	20.7%
Opportunity Fund Brabant B.V. Vughterweg 47 5211 CK ‘sHertogenbosch The Netherlands	7,969,948	17.2%
E.L.A. van Emden	0	*
W.J. Simon	87,494	*
G.M. Calhoun	25,500	*
All directors and executive officers as a group	9,193,847	19.8%

*Less than 1%
___________

(1) Unless otherwise indicated, the address is our address at Strawinskylaan 1041, 1077 XX Amsterdam, The Netherlands.
(2) Includes shares held by Sloterhof Investments N.V. a company beneficially owned by Mr. W.M. Smit.
(3) Includes shares held by Castilla Investments B.V. a company beneficially owned by Mr. R.W. Smit.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  AND DIRECTOR INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by Cordovano & Honeck for professional services rendered for the review of financial statements included in the Company's Forms 10-QSB for the quarters ended March 31, 2008, June 30, 2008 and September 30, 2008 as included in the Company’s Forms 10-Q as well as for the audit of the financial statements ended December 31, 2008 as included in the Company’s 10-K were $115,000

The aggregate fees billed by DVR Accountants for professional services rendered for assistance in the review of financial statements included in the Company's Forms 10-Q for the quarter ended March 31, 2008, June 30, 2008 and September 30, 2008 as well as for the audit of the financial statements ended December 31, 2008 as included in the Company’s 10-K were $44,000.

Audit-Related Fees.

No fees were billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, for the years ended December 31, 2008.

Tax Fees.

The aggregate fees billed for tax compliance, tax advice or tax planning services by DRV for the fiscal year ended December 31, 2008 were $15,000

All Other Fees.

There were no fees billed for products and services, other than the services described in the paragraphs captions “Audit Fees”, “Audit-Related Fees”, and “Tax Fees” above for the years ended December 31, 2008.

PART IV

ITEM 15  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	Documents filed as part of Form 10-KSB

           1.   Financial Statements:

           The following financial statements of the Company are submitted in a separate section pursuant to the requirements of Form 10-K, Part I, Item 8 and Part IV, Items 14(a) and 14(d):

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

Playlogic International, INC.

Dated: March 31, 2009	By:	/s/ Willem M. Smit
Willem M. Smit Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/Willy J.. Simon	Chairman of the Board	March 31, 2009
Willy J. Simon

/s/ Willem M. Smit	Director and Chief Executive Officer	March 31, 2009
Willem M. Smit

/s/ Marcel W.J. Noordeloos	Interim Chief Financial Officer (Principal Financing and Accounting Officer)	March 31, 2009
Marcel W.J. Noordeloos

/s/ Erik L.A. van Emden	Director	March 31, 2009
Erik L.A. van Emden

/s/ George M. Calhoun	Director	March 31, 2009
George M. Calhoun

/s/ Ruud Spoor	Director	March 31, 2009
Ruud Spoor

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Playlogic Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Playlogic Entertainment, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, changes in shareholders equity, and cash flows for the years ended December 31, 2008 and 2007.   These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over consolidated financial reporting. Our audits included consideration of internal control over consolidated financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over consolidated financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Playlogic Entertainment, Inc. as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for the years ended December 31, 2008 and 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has working capital deficit and recurring negative operating cash flows during the years ended December 31, 2008 and 2007, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP
 Cordovano and Honeck LLP
Englewood, Colorado
March 31, 2009

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$81,978	$349,464
Receivables
Trade, net of allowance for doubtful accounts	380,993	671,148
Officers	109,876	78,754
Value Added Taxes from foreign governments	71,783	50,620
Current portion of software development costs	5,179,976	6,244,843
Inventory finished product	812,020	-
Intellectual property licenses	1,905,947	-
Prepaid expenses and other receivables	560,765	892,855

Total current assets	9,103,338	8,287,684

Property and equipment, net of accumulated depreciation	1,226,134	753,768

Other assets
Software development costs, net of current portion	3,401,058	1,040,510
Restricted cash	210,000	-

Total other assets	3,611,058	1,040,510

Total Assets	$13,940,530	$10,081,962

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilites
Accounts and notes payable
Accounts payable	$5,453,262	$4,785,678
Note payable to bank	-	1,056,552
Note payable, other	-	397,845
Other current liabilities
Current maturities of long-term debt	3,342,000	44,205
Accrued liabilities	1,896,466	2,142,754
Deferred revenues	-	148,750
Indebtedness to related party	3,794,000	589,400

Total current liabilities	14,485,728	9,165,184

Non Controlling interest in Joint-Venture	(371,857)	-

Long-term debt, less current maturities	2,146,338	221,025

Total Liabilities	16,260,209	9,386,209

Shareholders' Equity
Preferred stock - $0.001 par value. 20,000,000 shares authorized. None issued and outstanding	-	-
Common stock - $0.001 par value.100,000,000 shares authorized. 46,391,275 and 38,532,580 shares issued and outstanding, respectively	46,392	38,533
Additional paid-in capital	61,229,130	54,081,832
Deferred Compensation-Employee Stock Options	580,572	374,571
Accumulated Other Comprehensive Loss	(3,955,083)	(3,057,297)
Accumulated deficit	(60,220,690)	(50,741,886)
Total Shareholders' Equity/(Deficit)	(2,319,679)	695,753

Total Liabilities and Shareholders' Equity	$13,940,530	$10,081,962

The accompanying notes are an integral part of these consolidated financial statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31
	2008	2007

Net revenues
Sales, net of returns and allowances	$9,024,196	$10,099,746

Cost of sales
Direct costs and license fees	(3,330,955)	(2,673,675)
Amortisation of software development costs	(2,237,151)	(2,386,223)
	(5,568,105)	(5,059,898)

Gross profit	3,456,091	5,039,848

Operating expenses
Research and development	460,038	542,215
Selling and marketing	871,122	1,020,674
General and administrative	6,316,759	3,430,683
Depreciation	384,960	297,292
Asset impairment charges	4,500,000	68,566
Total operating expenses	12,532,879	5,359,430

Loss from operations	(9,076,788)	(319,582)

Other income/(expense)
Gain on debt restructuring	-	850,411
Interest expense	(679,504)	(1,164,250)
Realized and unrealized exchange profit	(412,360)	1,377,150

Profit/(loss) before provision for income taxes	(10,168,653)	743,729

Equity in non controlling interest	689,856

Provision for Income Taxes	-	-

Net Profit /(loss)	(9,478,797)	743,729

Other comprehensive income/(loss)
Foreign currency adjustment	(371,231)	(104,667)

Comprehensive Income/(Loss)	$(9,850,028)	$639,062

Net profit per weighted-average share of common stock outstanding, computed on Net Profit
- basic and fully diluted	(0.22)	0.03

Weighted-average number of shares of common stock outstanding
- basic and fully diluted	42,758,577	29,410,954

The accompanying notes are an integral part of these consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

			Additional		Accumulated Other Comprehensive Loss
	Common stock		Paid-in	Deferred Compensation		Accumulated
	Shares	Par Value	Capital			deficit	Total
Balances at December 31, 2006	25,332,109	$25,332	$42,596,112	$414,040	$(2,439,541)	$(51,485,615)	$(10,889,672)
							-
Common stock issued for cash	2,648,278	2,649	2,732,370				2,735,019
Issuing costs			(113,052)				(113,052)
Common stock issued to settle vendor payables	3,413,598	3,414	2,921,018				2,924,432
Common stock issued in exchange for debt	7,138,595	7,139	5,845,384				5,852,523
Capital contributed to support operations			100,000				100,000
Stock options issued pursuant to Employee Compensation Plan				(39,469)			(39,469)
Change in currency translation adjustment					(617,757)		(617,757)
Net profit for the period						743,729	743,729

Balances at December 31, 2007	38,532,579	38,533	54,081,831	374,571	(3,057,291)	(50,741,892)	695,753

Common stock issued for cash	7,858,696	7,859	7,492,141				7,500,000
Capital contributed to support operations			100,000				100,000
Issuing costs			(963,432)				(963,432)
Stock options issued pursuant to Employee Compensation Plan				206,001			206,001
Discount on debt			518,590				518,590
Change in currency translation adjustment					$(897,792)		(897,792)
Net result for the year						$(9,478,798)	(9,478,798)
Balances at December 31, 2008	$46,391,275	$46,392	$61,229,130	$580,572	$(3,955,083)	$(60,220,690)	$(2,319,679)

The accompanying notes are an integral part of these consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit / (Loss)	$(9,478,797)	743,729
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	388,372	287,292
Amortization of software development	2,237,151	1,343,229
Impairment of software development	4,500,000
Bad debt expense	109,004	-
Expense charges for stock options	206,000	(39,469)
Management fees contributed as capital	100,000	100,000
Non-cash interest charge on warrants	147,000

(Increase)/ Decrease in cash attributable to changes in operating assets and liabilities
Cash paid for software development	(10,158,820)	(1,981,477)
Restricted cash	(220,663)	160,105
Accounts receivable - trade and other	(824,400)	154,940
Inventory finished product	(878,317)	-
Prepaid expenses and other	(33,237)	(17,345)
Increase / (Decrease) in
Deferred revenues	(148,506)	(1,234,181)
Accounts payable - trade	1,058,186	(67,904)
Payroll taxes payable	444,737	(208,661)
Other current liabilities	(512,745)	(2,714,705)
Net cash used in operating activities	$(13,065,035)	$(3,474,447)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid to acquire property and equipment	(864,078)	(69,180)
Net cash used in investing activities	(864,078)	(69,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank line of credit	(1,054,821)	(880,805)
Borrowings under short term loans	-	2,564,353
Cash repaid on short term notes	(397,192)	(967,177)
Principal payments on long-term debt	(22,066)	(41,138)
Cash received from shareholder loans	8,986,499
Proceeds from sales of common stock	6,536,568	2,788,939
Net cash provided by financing activities	14,048,988	3,464,172

Effect of foreign exchange on cash	(387,363)	410,486

Increase/(Decrease) in Cash	(267,488)	331,031
Cash at beginning of period	349,465	18,433

Cash at end of period	$81,978	$349,464

Supplemental disclosures of interest and income taxes paid
Interest paid during the period	$-	$1,331,716
Income taxes paid (refunded)	-	-

Supplemental disclosures of non-cash investing and financing activities
Common stock issued to repay notes payable	$-	$5,852,523
Cost of acquiring capital paid with issuance of common stock	$963,432	$113,052
Payments paid to vendors directly by equity subscribers	$-	$2,924,432

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

We sell our products globally, focusing on the United States, Europe and Asia.

We have opened a joint-venture distribution office in the United Kingdom that became operational during Q4 2008. We have a 60% share in this company that will serve primarily the UK market through direct retail sales. The Company has invested Euro 300,000 (or USD 420,000) in setting up this company.  We hold 300 out of 500 shares  of this joint-venture company. The company is named PlayV Limited.

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

Principles of consolidation
The consolidated  financial statements include the consolidated financial statements of Playlogic Entertainment, Inc. a Delaware corporation, Playlogic International N.V. (a corporation domiciled in The Netherlands) and its wholly-owned subsidiary Playlogic Game Factory B.V. (a corporation domiciled in The Netherlands).  Furthermore, we have a 60% share in a joint-venture founded in the UK that became operational in the fourth quarter of 2008.  All inter-company accounts and transactions have been eliminated in consolidation.

For reporting purposes, the Company operated in only one industry for all periods presented in the accompanying consolidated financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

Basis of presentation – Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2008 and 2007, we had a working capital deficit of approximately $2,320,000 and $877,000, respectively, resulting from recurring negative operating cash flow which raised substantial doubts about our ability to continue as a going concern. Our continued existence as a going concern is dependent upon our ability to generate sufficient cash flows to support our ongoing operations by meeting our current obligations as they come due and servicing our long-term debt on a timely basis.

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

Currency translation
The accompanying consolidated financial statements are reported in U.S. Dollars.  Accounts of foreign operations are translated into U.S. dollars using exchange rates at the balance sheet date for assets and liabilities accounts and average prevailing exchange rates during the period for revenue and expense accounts. Adjustments resulting from translation are included in other comprehensive income (loss). Realized and unrealized transaction gains and losses are included in income in the period in which they occur, except on inter-company balances considered to be long term. Transaction gains and losses on inter-company balances considered to be long term are recorded in other comprehensive income.

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

*$1,4000 and $1.4735 at December 31, 2008 and 2007, respectively

** Average for the year ended December 31, 2008 was $1.4711
     Average for the year ended December 31, 2007 was $1.3713

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Cash and cash equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  The restricted cash represents a bank guarantee that we have given in respect to the lease of the offices in the WTC Amsterdam.

Concentration of Credit Risk
Financial instruments which potentially subject us to concentration of credit risk consist principally of accounts receivable. Our customer base includes distributors and retailers. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. We generally do not require collateral or other security from our customers. Our four largest customers accounted for 77%, and 76% of consolidated net revenues in each of the two years ended December 31, 2008, and 2007 respectively. As of December 31, 2008 and 2007, the four largest customers accounted for 35% and 53%, respectively, of our consolidated accounts receivable balance. Except for the largest customers noted above, all receivable balances from the remaining individual customers are less than 10% of the Company’s consolidated net receivable balance. Management believes that the receivable balances from these largest customers do not represent a significant credit risk based on past collection experience. We are currently investigating to insure our debtors in order to limit credit risks.

Fair Value of Financial Instruments
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

Accounts receivable - trade
Our customers are located principally within Europe. We typically make sales on account, with terms that vary depending upon the customer's credit history, liquidity, credit limits and sales history. From time to time, distributors and retailers in the interactive entertainment software industry have experienced significant fluctuations in their business operations and a number of them have failed. The failure of a significant customer could have a material negative impact on our cash flow.  We consider accounts past due, based on the terms in the contract. Generally, the payment terms differ per contract depending on the country in which our customer is located. On average we consider account more than 45 days old to be past due.

Because of the credit risk involved, management has provided an allowance for doubtful accounts receivable, totaling $428,017 and $356,043 at December, 31, 2008 and 2007, respectively, which we believe will eventually become uncollectible. The main part of this amount has already been expensed in 2006. We recorded expenses for doubtful debt during the years ended 2008 and 2007 of approximately $88,000 and $-0-, respectively.

Property and equipment
Property and equipment is recorded at cost and depreciated on a straight-line basis, over the estimated useful lives (generally 3 to 10 years) of the respective asset. Leasehold improvements are depreciated over the lesser of the lease term or estimated useful life. Major additions and betterments are capitalized and depreciated over the estimated useful lives of the related assets. Maintenance, repairs, and minor improvements are charged to expense as incurred.

Impairment of Long-lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  We assess these assets for impairment based on estimated undiscounted future cash flows from these assets.  If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value.  The Company did not recognize any impairment loss for long-lived assets for the years ended December 31, 2008 and 2007

Software game development costs
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Impairment
For the years ended December 31, 2008 and 2007, the Company recognized impairment charges of approximately of $4,500,000 and $69,000, respectively, and amortization charges of approximately $2,237,000 and $ 2,368,000 respectively.

The impairment charge recorded in 2008 is due to the worldwide economic crisis as well as to a change in the market from PC titles to console titles. More and more consumers are interested in console titles as oppose to PC titles. Management has assessed all titles in the portfolio, on a title by title basis. Only titles that have been released to market have been impaired.

Our agreements with third-party developers generally provide us with exclusive publishing and distribution rights in exchange for advance payments that are recouped against royalties due to the developer based on the contractual amounts of product sales, adjusted for certain costs.

Intellectual property licenses
Intellectual property license costs represent license fees paid to intellectual property rights holders for use of their trademarks, copyrights, software, technology, music or other intellectual property or proprietary rights in the development of our products. Depending upon the agreement with the rights holder, we may obtain the rights to use acquired intellectual property in multiple products over multiple years, or alternatively, for a single product. Prior to the related product's release, we expense, as part of "cost of sales—intellectual property licenses," capitalized intellectual property costs when we believe such amounts are not recoverable. Capitalized intellectual property costs for those products that are cancelled or abandoned are charged to product development expense in the period of cancellation.

Commencing upon the related product's release, capitalized intellectual property license costs are amortized to "cost of sales—intellectual property licenses" based on the ratio of current revenues for the specific product to total projected revenues for all products in which the licensed property will be utilized. As intellectual property license contracts may extend for multiple years, the amortization of capitalized intellectual property license costs relating to such contracts may extend beyond one year.

Inventory

Inventory is stated at the lower of average cost or market. We periodically evaluate the carrying value of our inventory and make adjustments as necessary. Estimated product returns are included in the inventory balance at their cost.

Research and development expenses
Research and development expenses are charged to operations as incurred and consist of the direct costs associated with developing software games prior to the establishment of technological feasibility of a specific game title. Research and development expenses totaled approximately $460,000 and $542,000 for the years ended December 31, 2008 and 2007, respectively.

Advertising expenses
We expense advertising costs as incurred. Advertising expense for the years ended December 31, 2008 and 2007 amounted to approximately $736,000, and $988,000, respectively.

Income Taxes
We utilize the asset and liability method of accounting for income taxes. At December 31, 2008 and 2007, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and consolidated financial reporting purposes, primarily accumulated depreciation and amortization and the anticipated utilization of net operating loss carry forwards to offset current taxable income.

On January 1, 2007, we adopted FASB issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes as income tax expense in the Statements of Operations.  The Company had no changes in the carrying amount value of its tax assets or liabilities for any unrecognized tax benefits.

Share-Based Payment Arrangements
The Company records its share-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which establishes accounting for equity instruments exchanged for employee services.  Under the provisions of SFAS No. 123R, share-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). The Company has estimated expected forfeitures, as required by SFAS No. 123R, and is recognizing compensation expense only for those awards expected to vest.  The Company also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure. For the years ended December 31, 2008and 2007, the Company recorded approximately $206,000 and $72,000 respectively, of stock-based compensation expense in connection with its adoption of SFAS 123(R). See Note J for a full discussion of the Company’s stock-based compensation arrangements.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Earnings (loss) per share
SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted income per share for all periods presented. Basic income per share excludes dilution and is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the Company.

Unexercised stock options to purchase 3,202.500 and 1,312,500 shares of the Company’s common stock as of December 31, 2008 and 2007, respectively, were not included in the computation of diluted earnings per share because the exercise of the stock options would be anti-dilutive to earnings per share.

Unexercised warrants to purchase 9,714,864 shares and 6,402,778 shares of our common stock as of December 31, 2008 and 2007, respectively, were excluded from the computation of diluted earnings per share because the exercise of warrants would be anti-dilutive to earnings per share.

Revenue recognition
We earn sales revenue from the sale of internally developed interactive software titles and from the sale of titles developed by and/or licensed from third-party developers and from contractual development activities.

We recognize revenue in accordance with SOP 97-2, Software Revenue Recognition , as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions and U. S. Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements , as revised by SAB 104, Revenue Recognition ..  As such, we recognize revenue when the following conditions are met:

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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), ‘’Business Combinations’’, or SFAS No. 141R.  SFAS No. 141R will change the accounting for business combinations.  Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions.  SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Accordingly, any business combinations we engage in beginning January 1, 2009 will be recorded and disclosed in according with SFAS No. 141R.  We expect SFAS No. 141R to have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time.  We are still assessing the impact of this pronouncement.

In December 2007, the FASB issued SFAS No. 160, "Non controlling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or SFAS No. 160" ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the non controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that SFAS 160 will not have a material impact on the consolidated financial position or results of operations.

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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In June 2008, the FASB issued FASB Staff Position ("FSP") EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in SFAS No. 128, Earnings per Share. Under the guidance of FSP EITF 03-6-1, unvested share-based payment awards that contain non forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this FSP on the earnings per share calculation.

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

In September 2006, FASB issued Statement No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies when other accounting pronouncements require or permit assets and liabilities to be measured at fair value, but does not expand the use of fair value to new accounting transactions.  SFAS 157 is effective for financial assets and liabilities for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 , and FASB Staff Position No. 157-2, Effective Date of FASB Statement No. 157 .  Collectively, the Staff Positions defer the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and liabilities, and amend the scope of SFAS 157.  We do not expect the adoption of SFAS 157 to have a material impact on our financial statements.

Reclassifications
Certain 2007 amounts have been reclassified to conform to the 2008 presentation.

NOTE B - COMPREHENSIVE INCOME (LOSS)

Components of comprehensive income (loss) are as follows:

	Years ended December 31,
	2008	2007

Net income (loss)	$(9,478,797)	$743,729
Foreign currency translation adjustment	(371,231)	(614,751)
Comprehensive income (loss)	$(9,850,028)	$128,978

NOTE C- PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2008 and 2007:

	2008	2007
Computers and office equipment	$2,538,087	$2,044,528
Leasehold improvements	572,573	395,269
Software	532,667	405,721
	3,643,327	2,845,518
Less accumulated depreciation	(2,417,193)	(2,091,750)
Net property and equipment	$1,226,134	$753,768

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense for the years ended December 31, 2008, and 2007, was $388,372, and $287,292, respectively.

NOTE D - SOFTWARE DEVELOPMENT COSTS

The following table provides the details of software development costs for the year ended December 31, 2008 and 2007

	December 31,
	2008	2007
Beginning balance	$7,285,353	$4,463,430
Additions	8,032,832	4,593,036
	15,318,185	9,056,466

Less: Amortization	(2,237,151)	2,386,223
Less: Write down	(4,500,000)	68,566
Less: Foreign exchange	0	(683,676)
	(6,737,151)	(1,771,113)

Total software development costs	$8,581,034	$7,285,353

Less: current portion	(5,179,976)	(6,244,843)
Non-current portion	$3,401,058	$1,040,510

The amount of software development costs resulting from advance payments and guarantees to third-party developers were $4,906,000 and $6,407,000, respectively, at December 31, 2008 and 2007. In addition, software development costs totaling $8,717,000 and $1,795,870 at December 31, 2008 and 2007, respectively, were related to titles that have not been released. The non-current portion of the capitalized software development costs is expected to be amortized in 2010.

NOTE E - INVENTORY

As of December 31, 2008 and 2007, inventory consisted of:

	Years ended December 31,
	2008	2007

Finished Product Playlogic titles	$153,868	$0
Finished Product Third party titles	658,152	0
	$812,020	$0

Finished product Playlogic titles are valued at cost of manufacturing. Finished product third parties titles are valued at the price paid to this third party.  Overall, due to estimated lower market value an amount of USD 898,000 has been written off and charged to expenses during the year. The inventory is held at PlayV Ltd, United Kingdom, a 60% owned subsidiary of the Company. The amount has been included in the G&A expenses.

NOTE F - RELATED PARTY TRANSACTIONS

Common stock

On September 24, 2008, the Company sold 2,250,000 shares of its common stock to an entity controlled by a member of our board of directors based in the Netherlands at $0.67 per share or gross proceeds of $1,500,000, pursuant to the terms of a subscription agreement dated September 24, 2008. The terms of the subscription agreement included warrants to purchase 300,000 shares of the Company’s common stock at an exercise price of $1.50 per share. The warrants may be exercised starting September 25, 2008 and expire on September 24, 2012.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On June 2008, the Company sold 2,608,696 shares of its common stock to an entity controlled by a member of our board of directors based in the Netherlands at $ 1.15 per share or gross proceeds of $3,000,000, pursuant to the terms of a subscription agreement dated June 27, 2008.  The Company will pay a placement fee of 7% or $210,000, which has been recorded as a reduction of the gross proceeds.  The terms of the subscription agreement included warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrants may be exercised starting June 28, 2008 and expire on June 27, 2013.

On March 2008, the Company sold 3,000,000 shares of its common stock to an entity controlled by a member of our board of directors based in the Netherlands at $ 1.00 per share or gross proceeds of $3,000,000, pursuant to the terms of a subscription agreement dated March 27, 2008. The Company has paid a total of $260,000 placement fee, which has been recorded as a reduction of the gross proceeds.    The terms of the subscription agreement included warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $2.00 per share. The warrants may be exercised starting March 28, 2008 and expire on March 27, 2013.

Loans from shareholders
On December 11, 2008, the Company entered into a bridge loan agreement with two principal shareholders based in the Netherlands, pursuant to which the Company borrowed a principal amount of € 1,200,000 (or $1,680,000). The loans bear interest at a rate of 10% per annum. Interest will be paid on a monthly basis, the principle amounts will be repaid on May 1, 1, 2009. The lenders have the right to convert the principle amount into equity at a price of $0.50 per share.  No beneficial conversion feature was recognized since the fair value of the common stock was less than the conversion price at the commitment date.

On November 7, 2008, the Company entered into a bridge loan agreement with two principal shareholders based in the Netherlands, pursuant to which the Company borrowed a principal amount of € 800,000 (or $1,120,000). The loans bear interest at a rate of 8% per annum. Interest will be paid on a monthly basis, the principle amounts will be repaid on April 1, 2009.  Concurrent with these loan agreements of November 7, 2008, the Company issued to these shareholders warrants to purchase 400,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants may be exercised starting November 7, 2008 and expire on November 7, 2011.

In accordance with APB 14, we allocated the debt proceeds between the debt and detachable stock purchase warrants based on relative fair values.  We have recognized a discount on the debt amounting to $28,590 which will be amortized over the term of the loan.  During the year ended December 31, 2008, $9,530 was amortized as interest expense in the accompanying consolidated financial statements.

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	2%
Dividend yield	0%
Volatility factor	43.8%
Weighted-average expected life	3 years

On May 19, 2008, the Company entered into a bridge loan agreement with a principal shareholder based in the Netherlands, pursuant to which the Company borrowed a principal amount of € 700,000 (or $980,000).  On September 24, 2008, the Company amended the terms of the agreement. The loan now bears interest at a rate of 1% per month. Interest will be paid on a monthly basis.  The principle amount will be repaid before December 31, 2009.

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

In accordance with APB 14, we allocated the debt proceeds between the debt and detachable stock purchase warrants based on relative fair values.  We have recognized a discount on the long term debt amounting to $490,000 which will be amortized over the term of the loan.  During the year ended December 31, 2008, $147,000 was amortized as interest expense in the accompanying consolidated financial statements.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.5%
Dividend yield	0%
Volatility factor	45.8%
Weighted-average expected life	5 years

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

Receivables due from officers

Effective January 1, 2006 the Company entered into a service agreement with Altaville Investments B.V., a company beneficially owned by its CEO Willem M. Smit. The Company pays for certain service among others housekeeping and cleaning services provided by Altaville to the Company an annual aggregate amount of approximately $ 50,000 which is paid in 4 quarterly installments.  There were $71,000 and $49,000 outstanding receivables due to our officer as of December 31, 2008 and 2007, respectively.  The Company will offset these receivables against future costs (such as travel) paid by the officers.

NOTE G — ACCRUED LIABILITIES

Accrued liabilities can be specified as follows:

	December 31,
	2008	2007
Payroll Taxes payable (a)	$710,198	$1,326,649
Interest payable	-	104,686
Royalties payable	329,000	200,391
Wages, salaries and related personnel costs	257,454	218,060
Board remuneration to be paid	140,000	134,089
Credit notes to be issued	70,000	0
Other accrued expenses	389,814	158,879
	$1,896,466	$2,142,754

(a)   Payroll taxes payable have been partly offset against VAT refund claimed, in accordance with Dutch law.

NOTE H - LONG-TERM DEBT

Long term debt includes a debt obligation on a license agreement that the Company will pay over a 2.5 year period. We have calculated the present value of this obligation and have recorded this amount as a payable. We have classified the amounts that have to be paid within a 1 year under current liabilities. We have calculated the present value of the obligation using an interest percentage of 8% per year ..

Long-term debt consists of the following note payable:

	December 31,
	2008	2007
Long term loan with shareholders (See Note F)	$4,000,000	$-
Discount on loan term debt relating to warrants (See Note F)	(362,060)	-
Debt obligation on license agreement, net of discount of $147,049	1,619,938	-
Note payable to landlord for leasehold improvements, payable in quarterly installments of approximately $11,050, matures in 2013, unsecured	231,000	265,230
Less: current maturities	(3,342,000)	(44,205)
	$2,146,338	$221,025

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Future maturities of long-term debt are as follows:

Year ending
December 31,
2009	$3,342,000
2010	2,342,000
2011	208,447
2012	42,000
2013	42,000
Thereafter	0

NOTE I - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2008 and 2007, respectively, are as follows:

	Year Ended
	December 31,
	2008		2007
Domestic:	$		$
Current		0		0
Deferred		0		0

Foreign:
Current		0		0
Deferred		0		0

State:
Current		0		0
Deferred		0		0
		$0		$0

As of December 31, 2008, the Company has a net operating loss carry forward of approximately $700,000 to offset future United States taxable income and approximately $48,000,000 to offset future Netherlands taxable income. Subject to current United States regulations, the approximate $500,000 carry forward will begin to expire in 2020. The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code and the Dutch Government. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the United States carry forwards.

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

The Company's income tax expense (benefit) for the years ended December 31, 2008 and 2007, respectively, differed from the statutory rate of 26% as noted below:

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2008	2007
Statutory rate applied to result before income taxes	$(8,918,992)	$746,729
Increase (decrease) in income taxes resulting from:
Foreign income taxes	8,612,992	(707,260)
State income taxes	-	-
Deferred income taxes	-	-
Non-deductible items:	100,000
Stock option expenses	206,000	(39,469)

Other, including reserve for deferred tax asset
and effect of graduated tax brackets	-	154,771
Total income tax expense (benefit)	$-	$-

NOTE J - SHAREHOLDER’S EQUITY

Preferred stock
As of December 31, 2008, the Company has 20,000,000 shares of par value $0.001 preferred stock authorized but unissued. The rights, preferences, and restrictions of the preferred stock may be designated by the Board of Directors without further action by our shareholders.

 Common stock
During the year ended December 31, 2008 the Company sold a total of 7,858,696 shares as disclosed under Note F related party transactions. A total of 1,800,000 warrants were sold in combination with these share subscriptions.

During the year ended December 31, 2007, the Company sold 3,182,609 units at $1.15 per share for proceeds of $3,660,000 pursuant to an exemption from registration claimed under Rule 4(2) of the Securities Act of 1933, as amended.  Each unit consisted of two shares of the Company’s par value common stock and one Common Stock Warrant to purchase the Company’s common stock at $2.75 per share at any time within the next 5 years. In total 1,591,308 warrants have been issued in relation to this sale. Furthermore, the Company sold 270,000 shares to an unrelated third party at par value for facilitating the share issuances.

During the year ended December 31, 2007, the Company issued 9,147,861 units at $0.80 per share for proceeds of approximately $7,313,000 pursuant to an exemption from registration claimed under Rule 4(2) of the Securities Act of 1933, as amended.  In relation to this sale 2,500,000 warrants have been issued to purchase the Company’s common stock at $1.35 per share at any time within the next 5 years. Of this subscription, 6,287,273 shares were used to convert outstanding debt amounting to $5,024,899. The remaining 2,288,471 shares have been sold for cash which was paid directly by subscriber to vendors.

During the year ended December 31, 2007, the Company sold 600,000 shares of its common stock to an accredited investor based in the Netherlands at $0.90 per share for a total cash consideration of $538,604 pursuant to an exemption from registration claimed under Rule 4(2) of the Securities Act of 1933, as amended.

The above transactions can be summarized as follows:

Issuance price		Cash	Settlement of vendor payables	Debt conversion	Total	Units
	$1.15	$2,735,019	$635,961	$289,020	$3,660,000	$3,182,609
	$0.80	-	2,288,471	5,024,899	7,313,370	9,147,861
	$0.90			538,604	538,604	600,000
$	par	270			270	270,000
		$2,735,289	$2,924,432	$5,852,523	$11,512,244	$13,200,470

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock options

The Board of Directors of the Company approved an Employee Stock Option Plan on August 28, 2007.  The plan allows the Company to grant to employees a maximum of 3% of the issued common stock per year and is intended to attract and retain talented or key employees.

On August 28, 2007, we granted to Willy J. Simon, the Company’s Chairman and Non Executive Director, 112,500 options to purchase shares of the Company’s common stock at an exercise price of $1.35 per share. A total of 112,500 shares of these options will vest on April 1, 2008. The options will expire after 3 years.

On August 28, 2007, we granted to George M. Calhoun, one of the Company’s Non Executive Directors, 62,500 options to purchase shares of the Company’s common stock at an exercise price of $1.35 per share. A total of 62,500 shares of these options will vest on April 1, 2008. The options will expire after 3 years.

On August 28, 2007, we granted to Erik L.A. van Emden, one of the Company’s Non Executive Directors, 62,500 options to purchase shares of the Company’s common stock at an exercise price of $1.35 per share. A total of 62,500 shares of these options will vest on April 1, 2008. The options will expire after 3 years.

On August 28, 2007, we granted to certain employees and officers a total of 725,000 options (in accordance with the table below) to purchase shares of the Company’s common stock at an exercise price of $1.35 per share. These options vest ratably over three years and will expire in 4 years.

On  June 4, 2008, we granted to Willy J. Simon, the Company’s Chairman and Non Executive Director,  80,000 options to purchase shares of the Company’s common stock at an exercise price of $2.00per share. A total of 26,667 shares of these options will vest on June 4, 2010. The options will expire after 4 years.

On  June 4, 2008, we granted to George M. Calhoun, one of the Company’s Non Executive Directors, 40,000 options to purchase shares of the Company’s common stock at an exercise price of $2.00 per share. A total of 13,333 shares of these options will vest on June 4, 2010. The options will expire after 4 years.

On June 4, 2008, we granted to Erik L.A. van Emden, one of the Company’s Non Executive Directors, 40,000 options to purchase shares of the Company’s common stock at an exercise price of $2.00 per share. A total of 40,000 shares of these options will vest on June 4, 2010. The options will expire after 4 years.

On June 4, 2008, we granted to certain employees and officers a total of 940,000 options (in accordance with the table below) to purchase shares of the Company’s common stock at an exercise price of $2.00 per share. These options vest ratably over three years and will expire in 4 years.

Optionee	Number of options granted on June 4, 2008	Number of options granted on August 23, 2007
W.M. Smit, Chief Executive Officer	200,000	200,000
R.W. Smit, Executive Vice President	400,000	200,000
D. Morel, Chief Technology Officer	100,000	100,000
P.Y. Thiercelin, Director of Sales	100,000	75,000
B. Mulderij, Marketing Manager	25,000	75,000
M. Janse, Executive Producer	20,000	25,000
O. Klooster, Assistant Controller	25,000	25,000
C. Neessen, Producer	15,000	-
H.Minh Luu, Product Support Manager	15,000	-
J. America, Producer	15,000	-
P. Torkan, Associate Producer	10,000	-
I. Frid, Managing Director	10,000	15,000
L. Leatomu, PA to the CEO	5,000	10,000
	940,000	725,000

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of options granted during 2008 and 2007 were estimated at the grant date using the Black-Scholes option-pricing model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  The following table summarizes the assumptions and variables used to compute the weighted average fair value of stock option grants:

	2008	2007
Risk-free interest rate	4.5%	4.4%
Dividend yield	0%	0%
Volatility factor	38.56%	51.35%
Weighted-average expected life	4 Years	4 Years

A summary of our stock options for the two years ended December 31, 2008 and 2007 is as follows:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (months)	Aggregate intrinsic value
Outstanding at December 31, 2006 (none exercisable)	350,000	$3.07	32	$493,060
Granted	962,500	1.30	29	182,471
Exercised	-	-	-	-
Forfieted	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2007	1,312,500	$1.77	30	675,531

Granted	1,140,000	2.00	42	151,506
Exercised	-	-	-	-
Forfieted	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2008	2,452,500	$1.87	35	$827,037
Exercisable at December 31, 2008	377,500	1.79	30	264,890
Vested at December 31, 2008	377,500	1.79	30	264,890

Options outstanding that are expected to vest are net of estimated future forfeitures.  No options have been exercised during the year ended December 31, 2008.  Total compensation cost recognized under share-based payment arrangements during the years ended December 31, 2008 and 2007 were $208,000 and $(39,000), respectively.

Total compensation cost not yet recognized as of December 31, 2008 and 2007 is presented in the table below:

	December 31,		Weighted –Average
	2008	2007	Remaining Vesting Period (Years)
Stock option awards to employees	$100,724	$285,729	34
Stock option awards to non-employees	17,171	43,587	32.3
Total compensation costs	$117,895	$302,316	33.7

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Total compensation cost not yet recognized as of December 31, 2008 and 2007 are related to non-vested awards. The actual compensation cost recognized might differ due to forfeitures or cancellations.  Vesting period for restricted stock awards is based on performance criteria so may differ from this estimate.

Stock Warrants

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2008 and 2007:

	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,878,136	$3.89	30.7	$7,306
Granted	4,150,728	1.73	40.0	8,389
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—
Outstanding at December 31, 2007	6,028,864	2.60	36.2	15,695
Granted	3,486,000	1.49	36.0	5,193
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(717,631)	5.00	—	3,588
Outstanding and Exercisable at December 31, 2008	8,797,233	$1.97	31.4	$17,300

NOTE K - COMMITMENTS AND CONTINGENCIES

Litigation

On November 27, 2007, the District Court of Amsterdam ruled in favor of the plaintiff (Playlogic) in the case of Playlogic Entertainment, Inc. vs. WorldForge/VisionVale Ltd.

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

Office leases

The Company has entered into a lease agreement with the World Trade Center in Amsterdam for a period of 5 years ending July 31, 2013. The lease requires annual payments of approximately $428,825 (€ 291,500) for the offices and $30,300 (€20,600) for parking spaces at the building, all payable in quarterly installments. The offices total approximately 8,000 square feet (or 900 square meter). This lease agreement contains an extension option, which if exercised by the Company, will extend the expiration date to July 31, 2018.The Company has negotiated a rent-free period with the WTC for the period up to December 31, 2008. First payments will start January 2009.  The Company recognized $155,000 in rent expense from this lease agreement during the year 2008.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Future minimum non-cancelable lease payments on the above leases for office space are as follows:

December 31,
2009	$399,000
2010	355,000
2011	355,000
2012	355,000
2013	355,000
Thereafter	355,000
Total	$2,174,000

Transportation leases

The Company leases 10 automobiles for certain officers and employees pursuant to the terms of their individual employment agreements under operating lease agreements. These agreements are for terms of 3 to 4 years. The leases require monthly aggregate payments of approximately $ 15,000.

Future minimum non-cancelable lease payments on the above transportation leases are as follows:

December 31,
2008	$79,500
2009	37,400
2010 and thereafter	-
Total	116,900

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

NOTE L - SEGMENT INFORMATION AND REVENUE CONCENTRATIONS

The Company sells its products to wholesale distributors in various domestic and foreign markets. The following table shows the Company’s gross revenue composition:

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the year ended December 31,
	2008		2007

Europe and United Kingdom
Customer A *	3,475,120	38.5%	2,320,721	23.0%
Customer B	645,357	7.2%	1,473,039	14.6%
Customer C	1,118,214	12.4%	512,799	5.1%
Customer D	0	0.0%	3,348,524	33.2%
Customer E	364,006	4.0%	0	0.0%
Customer F	374,578	4.2%	0	0.0%
Others	2,330,525	25.8%	2,208,296	21.9%
	8,307,800	92.1%	9,863,379	97.7%
Asia
Others	31,605	0.4%	73,603	0.7%
	31,605	0.4%	73,603	0.7%

United States & Canada
Customer E	684,791	7.6%	162,764	1.6%
others	0	0.0%	0	0.0%
	684,791	7.6%	162,764	1.6%

Total	9,024,196	100.0%	10,099,746	100.0%

* The Company entered into a license contract with Customer A, for global distribution of certain games. As the Company is located in Europe, the revenue has been allocated to Europe and UK. Part of this revenue should however be read as US market revenue.

 NOTE M – OTHER INCOME & EXPENSES

Debt restructuring

No gains were recorded from debt restructuring during 2008.

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
$850,411

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Loan penalty expense
During the year ended December 31, 2007, one of the Company’s loan providers, who imposed a penalty for being in default of repayment of a loan, amounting to $1,242,000 (€ 1,000,000) has waived that penalty. As a result we have reversed that transaction and we have recorded this reversal as a gain, amounting to $1,377,000 (€ 1,000,000).

NOTE N – SUBSEQUENT EVENTS

On January 23, 2009, the Company entered into a bridge loan agreement with two principal shareholders based in the Netherlands, pursuant to which the Company borrowed a principal amount of € 1,500,000 (or $2,100,000). The loans bear interest at a rate of 10% per annum. Interest will be paid on a monthly basis, the principle amounts will be repaid on December 31, 2009.  Concurrent with these loan agreements of January 23, 2009, the Company issued to these shareholders warrants to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants may be exercised cashless starting January 23, 2009 and expire on January 23, 2013.