Form 10-Q
period 2009-03-31
PLAYLOGIC ENTERTAINMENT INC
filed 2009-05-14
CIK 1141590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T(Section 232.405 of this chapter) during the preceding 12 months(or such shorter period that the registrant was required to submit and post such files.  Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No  ☒

As of March 31, 2009, there were 47,033,635 shares of the Registrant's Common Stock outstanding.

PLAYLOGIC ENTERTAINMENT, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

  Item 1 -  Financial Statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2009 Unaudited	December 31, 2008 Derived from audited financial statements
ASSETS
Current Assets
Cash and cash equivalents	$199,068	$81,978
Receivables
Trade, net of allowance for doubtful accounts	622,961	380,993
Officers	168,867	109,876
Value Added Taxes from foreign governments	71,136	71,783
Current portion of software development costs	7,676,862	5,179,976
Inventory finished product	553,811	812,020
Intellectual property licenses	1,905,947	1,905,947
Prepaid expenses and other receivables	678,654	560,765

Total current assets	11,877,306	9,103,338

Property and equipment, net of accumulated depreciation	1,186,426	1,226,134

Other assets
Software development costs, net of current portion	3,245,730	3,401,058
Restricted cash	200,115	210,000

Total other assets	3,445,845	3,611,058

Total Assets	$16,509,578	$13,940,530

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilites
Accounts and notes payable
Accounts payable	$7,089,138	$5,453,262
Other current liabilities
Current maturities of long-term debt	3,840,023	3,342,000
Accrued liabilities	1,589,363	1,896,466
Deferred revenues	89,185	-
indebtedness to related party	6,323,636	3,794,000

Total current liabilities	18,931,345	14,485,728

Non Controlling interest in Joint-Venture	(371,613)	(371,857)

Long-term debt, less current maturities	1,423,685	2,146,338

Total Liabilities	19,983,418	16,260,209

Shareholders' Equity
Preferred stock - $0.001 par value. 20,000,000 shares authorized. None issued and outstanding	-	-
Common stock - $0.001 par value.100,000,000 shares authorized. 47,033,635 and 46,391,275 shares issued and outstanding, respectively	47,034	46,392
Additional paid-in capital	61,254,130	61,229,130
Deferred Compensation-Employee Stock Options	627,195	580,572
Accumulated other comprehensive loss	(3,430,929)	(3,955,083)
Accumulated deficit	(61,971,270)	(60,220,690)
Total Shareholders' Equity	(3,473,840)	(2,319,679)

Total Liabilities and Shareholders' Equity	$16,509,578	$13,940,530

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	unaudited
	Three months ended March 31,
	2009	2008

Net revenues
Sales, net of returns and allowances	$1,216,823	$4,031,680

Cost of sales
Direct costs and license fees	(678,228)	(1,070,560)
Amortisation of software development costs	(129,109)	(745,693)
	(807,337)	(1,816,253)

Gross profit	409,486	2,215,427

Operating expenses
Research and development	41,944	63,892
Selling and marketing	330,729	185,647
General and administrative	1,395,761	1,145,359
Depreciation	75,435	76,820
Total operating expenses	1,843,869	1,471,718

Profit/(loss) from operations	(1,434,383)	743,709

Other income/(expense)
Interest expense	(303,914)	(57,916)
Realized and unrealized exchange profit	(12,039)	10,954

Profit before provision for income taxes	(1,750,336)	696,747

Equity in non controlling interest	(245)	-

Provision for Income Taxes	-	-

Net Profit /(loss)	(1,750,580)	696,747

Other comprehensive income/(loss)
Foreign currency adjustment	524,153	94,232

Comprehensive Income/(Loss)	$(1,226,427)	$790,979

Net profit per weighted-average share of common stock outstanding, computed on Net Profit
- basic and fully diluted	(0.04)	0.02

Weighted-average number of shares of common stock outstanding
- basic and fully diluted	46,900,984	38,565,913

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
		unaudited
			Additional			Accumulated Other Comprehensive Loss
	Common stock		Paid-in	Deferred Compensation	Accumulated
	Shares	Par Value	Capital		deficit		Total

Balances at December 31, 2008	46,391,275	$46,391	$61,229,130	$580,572	$(60,220,690)	$(3,955,083)	$(2,319,678)

Common stock issued for cash	643,360	643					643
Capital contributed to support operations			25,000				25,000
Issuing costs							-
Stock options issued pursuant to Employee Compensation Plan				46,623			46,623
Discount on debt							-
Change in currency translation adjustment						524,153	524,153
Net result for the year					(1,750,580)		(1,750,580)
Balances at March 31, 2009	47,034,635	$47,034	$61,254,130	$627,195	$(61,971,270)	$(3,430,929)	$(3,473,840)

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
unaudited
	3 months ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit / (Loss)	$(1,750,580)	$696,748
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	75,435	76,820
Amortization of software development	129,109	745,693
Bad debt expense	-	19,814
Expense charges for stock options	46,623	64,377
Management fees contributed as capital	25,000	25,000
Non-cash interest charge on warrants	49,000	-
Cash paid for software development	(2,333,879)	(1,868,065)
(Increase)/ Decrease in cash attributable to changes in operating assets and liabilities
Restricted cash	-	(226,948)
Accounts receivable - trade and other	(217,653)	(1,156,466)
Inventory finished product	238,412
Prepaid expenses and other	(123,657)	(1,569,623)
Increase / (Decrease) in
Deferred revenues	87,531	243,082
Accounts payable - trade	1,565,742	324,290
Payroll taxes payable	(95,638)	230,245
Other current liabilities	115,408	181,494
Net cash used in operating activities	$(2,189,146)	$(2,213,537)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid to acquire property and equipment	(56,948)	(49,247)
Net cash used in investing activities	(56,948)	(49,247)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank line of credit	-	29,081
Principal payments on long-term debt	(216,514)	(11,347)
Cash received from shareholder loans	2,609,786	5,719,297
Proceeds from sales of common stock	643	2,790,000
Net cash provided by financing activities	2,393,915	8,527,031

Effect of foreign exchange on cash	(338,779)	15,579

Increase/(Decrease) in Cash	(190,959)	6,279,826
Cash at beginning of period	390,026	349,464

Cash at end of period	$199,068	$6,629,290

Supplemental disclosures of interest and income taxes paid
Interest paid during the period	$-	$-
Income taxes paid (refunded)	-	-

Supplemental disclosures of non-cash investing and financing activities
Common stock issued to repay notes payable	$-	$-
Cost of acquiring capital paid with issuance of common stock	$-	$210,000

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from audited financial statements and the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP.  In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-Kfor the year ended December 31, 2008.

The results of operations for the three months ended March 31, 2009 and 2008 presented are not necessarily indicative of the results to be expected for the year.

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
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At March 31, 2009, the Company had an accumulated deficit of approximately $62.0 million.  During the three months ended March 31, 2009, the Company incurred a net loss of $1.7 million and negative operating cash flows of approximately $2.2 million. These circumstances raise uncertainties about the Company’s ability to continue as a going concern.

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

Principles of consolidation
The consolidated  financial statements include the consolidated financial statements of Playlogic Entertainment, Inc. a Delaware corporation, Playlogic International N.V. (a corporation domiciled in The Netherlands), its wholly-owned subsidiary Playlogic Game Factory B.V. (a corporation domiciled in The Netherlands). Furthermore, we have 60% controlling interest in a joint-venture founded in the United Kingdom.  All inter-company accounts and transactions have been eliminated in consolidation.

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
____________

* $1.3341 and $ 1.4000 at March 31, 2009 and December 31, 2008, respectively

** Average for the 3 months ended March 31, 2009 was $1.3094
     Average for the 3 months ended March 31, 2008 was $1.5130

Earnings/(Loss) Per Share .
Basic earnings/(loss) per common share is computed by dividing net income(loss) by the weighted-average number of shares of common stock outstanding for the period. Basic earnings per share excludes the impact of unvested shares of restricted stock issued under the Company’s incentive stock compensation plan.  Diluted earnings per share reflects the potential impact of common stock options and unvested shares of restricted stock issued under the Company’s incentive stock compensation plan, and outstanding common stock purchase warrants. Diluted and basic earnings per share for the three months ended March 31, 2009 and 2008 are the same because the impact of shares issuable under the incentive stock compensation plan and common stock purchase warrants is anti-dilutive after applying the treasury stock method, as is required by SFAS 128 Earnings per Share .

Recently Issued Accounting Pronouncements
In 2008, the Securities and Exchange Commission (the “SEC”) adopted rule amendments that replace the category of “Small Business Issuers” with a broader category of “Smaller Reporting Companies.” Under these rules, a “Smaller Reporting Company” is a company with a public float less than $75,000,000 (measured at end of June). Companies that meet this definition are able to elect “scaled disclosure standards” on an item-by-item or “a-la-carte” basis. With this change, the SEC has streamlined and simplified reporting for many companies, and has not added any significant disclosure requirements.

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

NOTE B - SOFTWARE DEVELOPMENT COSTS

The following table provides the details of software development costs as of March 31, 2009 and for the year ended December 31, 2008:

	March 31, 2009 unaudited	December 31, 2008 (derived from audited statements)
Beginning balance	$8,581,034	$7,285,353
Additions	2,470,667	8,032,832
	11,051,701	15,318,185

Less: Amortization	(129,109)	(2,237,151)
Less: Impairment charge	0	(4,500,000)
	(129,109)	(6,737,151)

Total software development costs	10,922,592	8,581,034

Less: current portion	(7,676,862)	(5,179,976)
Non-current portion	$3,245,730	3,401,058

The amount of software development costs resulting from advance payments and guarantees to third-party developers was approximately $7.5 million at March 31, 2009. In addition, software development costs at March 31, 2009 included an amount of $8.8 million related to titles that have not been released yet.

The non-current portion of the capitalized software development costs is expected to be amortized in 2010 and further.

  PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE C – RELATED PARTY TRANSACTIONS

Common stock
On February 10, 2009, the Company sold 200,185 shares of its common stock to an accredited investor based in the Netherlands at nominal value of $0.001 per share or gross proceeds of $200, pursuant to the terms of a subscription agreement dated February 10, 2009.

On February 10, 2009, the Company sold 61,000 shares of its common stock to an accredited investor based in the Netherlands at nominal value of $0.001 per share or gross proceeds of $61, pursuant to the terms of a subscription agreement dated February 10, 2009.

On February 13, 2009, the Company sold 30,000 shares of its common stock to an accredited investor based in the Netherlands at nominal value of $0.001 per share or gross proceeds of $30, pursuant to the terms of a subscription agreement dated February 13, 2009.

Stock option plan
On January 23, 2009, the Board of Directors has agreed to grant 1,322,500 options to key employees. This grant is in accordance with the 2006 approved Employee Stock Option Plan. The options have an exercise price of $0.60 per share. These options vest ratably over three years and will expire in 4 years.  The fair value of the options totaled $47,610 or $0.04 per share, of which $3,000 was recorded during the three months ended March 31, 2009. The stock price on the day of grant amounted to $0.25.

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

Risk-free interest rate	1.3%
Dividend yield	0%
Volatility factor	47.5%
Weighted-average expected life	4 Years

Loans from shareholders
On January 23, 2009, the Company entered into two bridge loan agreements with two principal shareholders based in the Netherlands, pursuant to which the Company borrowed a principal amount of €1,500,000 (€750,000 each) or $ 2,000,000 ($1,000,000 each)).  These loans bear an interest of 10% per annum and will be paid on a monthly basis. The principle amounts have to be repaid on December 31, 2009. Under this loan agreement, the Company pledged as a collateral all Intellectual Property owned by the Company. Concurrent with these loan agreements, the Company issued to these shareholders warrants to purchase 1,500,000 (750,000 each) shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants may be exercised starting January 23, 2009 and expire on January 22, 2013.

In accordance with APB 14, we allocated the debt proceeds between the debt and detachable stock purchase warrants based on relative fair values. We have recognized a discount of the debt amounting to $6,591 which will be amortized over the term of the loan. During the 3 months ended March 31, 2009, $1,200 was amortized as interest expense in the accompanying consolidated financial statements.

On March 16, 2009, the Company entered into two bridge loan agreements with two principal shareholders based in the Netherlands, pursuant to which the Company borrowed a principal amount of €250,000 (€125,000 each) or $ 333,000 ($166,500 each).  These loans bear an interest of 10% per annum and will be paid on a monthly basis. The principle amounts have to be repaid on May 1, 2009. Under this loan agreement, the Company pledged as a collateral all Intellectual Property owned by the Company.

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

Receivables due from officers

Effective January 1, 2006 the Company entered into a service agreement with Altaville Investments B.V., a company beneficially owned by its CEO Willem M. Smit. The Company pays for certain service among others housekeeping and cleaning services provided by Altaville to the Company an annual aggregate amount of approximately $50,000 which is paid in 4 quarterly installments.

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

Office leases

The Company has entered into a lease agreement with the World Trade Center in Amsterdam for a period of 5 years ending July 31, 2013. The lease requires annual payments of approximately $390,000 (€ 291,500) for the offices and $28,000 (€20,600) for parking spaces at the building, all payable in quarterly installments. The offices total approximately 8,000 square feet (or 900 square meter). This lease agreement contains an extension option, which if exercised by the Company, will extend the expiration date to July 31, 2018. The Company has negotiated a rent-free period with the WTC for the period up to December 31, 2008. First payments have started in January 2009. The Company has accrued for the rent free period and will release the accrual over the term of the lease.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Our wholly-owned subsidiary, Playlogic Game Factory, B. V., leases offices located at Hambroeklaan 1 in Breda from Neglinge BV pursuant to a lease agreement which expires on October 1, 2013. This lease agreement contains an extension option, which if exercised, will extend the expiration date to October 1, 2018. At the execution of this lease agreement, the landlord committed itself to invest approximately $400,000 (€300,000) in leasehold improvements which are scheduled to be repaid by Playlogic Game Factory B.V. over a 10 year period. The lease requires annual payments of approximately $400,000 (€300,000) per year, payable in quarterly installments.

Future minimum non-cancelable lease payments on the above leases for office space are as follows:

March 31,
2009	$818,000
2010	818,000
2011	818,000
2011	818,000
2013	435,000
Thereafter	-
Total	$3,707,000
Transportation leases
The Company leases 12 automobiles for certain officers and employees pursuant to the terms of their individual employment agreements under operating lease agreements. These agreements are for terms of 3 to 4 years. The leases require monthly aggregate payments of approximately $13,000.

Future minimum non-cancelable lease payments on the above transportation leases are as follows:

March 31,
2009	$58,000
2010	48,000
2011	34,000
2012	-
2013	-
Thereafter	-
Total	$140,000

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
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE E - SEGMENT INFORMATION AND REVENUE CONCENTRATIONS

The Company sells its products to wholesale distributors in various domestic and foreign markets. The following table shows the Company’s gross revenue composition:

	For the three months ended March 31,
	2009		2008

Europe and United Kingdom
Customer A	452,290	37.2%	1,083,710	26.9%
Customer B	47,373	3.9%	188,058	4.7%
Customer C	82,400	6.8%	1,108,424	27.5%
Customer D	198,789	16.3%	434,609	10.8%
Others	435,971	35.8%	493,614	12.2%
	1,216,823	100.0%	3,308,415	82.1%
Asia
Others	0	0.0%	32,505	0.8%
	0	0.0%	32,505	0.8%

United States & Canada
Customer E	0	0.0%	690,760	17.1%
others	0	0.0%		0.0%
	0	0.0%	690,760	17.1%

Total	1,216,823	100.0%	4,031,680	100.0%

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

(Expected) Release
Game	Studio	Platform	date to retail

Completed Games
Alpha Black Zero	Khaeon (NL)	PC	Released
Airborne Troops	Widescreen Games (F)	PS2, PC	Released
Cyclone Circus	Playlogic Game Factory (NL)	PS2	Released
Xyanide	Overloaded (NL)	Mobile Phones	Released
World Racing 2	Synetic (G)	PS2, Xbox, PC	Released
Knights of the Temple 2	Cauldron (SK)	PS2, Xbox, PC	Released
Gene Troopers	Cauldron (SK)	PS2, Xbox, PC	Released
Xyanide	Playlogic Game Factory (NL)	Xbox	Released (1)
Age of Pirates: Caribbean Tales	Akella (Russia)	PC	Released Q3 2006
Infernal	Metropolis (Poland)	PC	Released Q1 2007
Ancient Wars: Sparta	World Forge (Russia)	PC	Released Q2 2007
Xyanide Resurrection	Playlogic Game Factory (NL)	PSP	Released Q3 2007
Evil Days Of Luckless John	3A Entertainment (Great Britain)	PC	Released Q3 2007
Xyanide: Resurrection	Playlogic Game Factory (NL)	PS2	Released Q3 2007
Obscure 2	Hydravision (F)	PC	Released Q3 2007
Obscure 2	Hydravision (F)	PS2	Released Q3 2007
Obscure 2	Hydravision (F)	Wii	Released Q1 2008
Xyanide: Resurrection	Playlogic Game Factory (NL)	PC	Released Q1 2008
Dragon Hunters	Engine software (NL)	DS	Released Q1 2008
Aggression 1914	Buka (Russia)	PC	Released Q1 2008
Dimensity	Dagger Studio (Bulgaria)	PC	Released Q2 2008
Red Bull Break Dancing	Smack Down Productions (F)	DS	Released Q2 2008
Simon the Sorcerer 4	RTL /Silverstyle Studio (GER)	PC	Released Q2 2008
Worldshift	RTL Games (Germany)	PC	Released Q2 2008
Stateshift	Engine Software (NL)	PC	Released Q2 2008
Building & Co	Electrogames (F)	PC	Released Q3 2008
Vertigo	Icon Games Entertainment Ltd (GB)	PC, Wii	Released Q1 2009
Pool Hall Pro	Icon Games Entertainment Ltd (GB)	PC, Wii	Released Q1 2009
Age of Pirates 2: City of Abandoned Ships	Akella (Russia)	PC	Released Q1 2009

Under development
Sudoku Ball Detective	White Bear (NL)	Wii/PC/DS	Q2 2009
Infernal returns	Metropolis (Poland)	Xbox360	Q2 2009
Obscure 2	Hydravision (F)	DSi	Q3 2009
Obscure 2	Hydravision (F)	PSP	Q3 2009
Aliens in the Attic	Engine Software (NL)	DS	Q3 2009
Aliens in the Attic	Revisotronic	PC, PS2, Wii,	Q3 2009
Crazy Garage	White birds	Wii, DS, PC	Q3 2009
Young Archeologist	White birds	Wii, PC	Q3 2009
Zooloretto	White Bear (NL)	PC, Wii, DS	Q3 2009
Fairytale Fights	TBA	PS3, Xbox360, PC	Q4 2009
Undisclosed Title	TBA	PS3, Xbox360, PC	Q1 2010
Undisclosed Title	TBA	PS3, Xbox360, PC	Q2 2010
The Strategist	Humagade/Canada	DS	Q2 2010
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

Material agreements

During the nine months ended March 31, 2009, the Company entered into a number of publishing and distribution agreements.

Critical Accounting Policies and Estimates

Our most critical accounting policies, which are those that require significant judgment, include: capitalization and recognition of software development costs and licenses; share-based compensation and revenue recognition. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 Form 10-K”). There have been no material changes in our existing accounting policies from the disclosures included in our 2008 Form 10-K.

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

Results of Operations

Three Months Ended March 31, 2009 compared to three months ended March 31, 2008

Net sales . Net sales for the three months ended March 31, 2009 amounted to $1,216,823 as compared to $4,031,680 for the three months ended March 31, 2008. This decrease of $2,814,857 or 70% in revenue is primarily related to the release a number of new titles. During the first quarter of 2008 we released 4 titles, as oppose to 2 titles in the first quarter of 2009. The 2 titles have only released in Europe and will release in the rest of the world during the second quarter of  2009.

Gross Profit . Gross profit totaled $409,486 for the three months ended March 31, 2009. For the three months ended March 31, 2008, gross profit totaled $2,215,427. The percentage of gross margin has decreased from 55% in the first quarter of 2008 to 34% in the first quarter of 2009. This due to the fact that the 2009 revenue also includes distribution activities from our 60% owned subsidiary in the UK, which also sells third party product at lower margins. Furthermore, this quarters’ revenue only has distribution revenue, whereas the first quarter of 2008 also contained license deals, in which the margin tends to be higher.

Selling, Marketing, General and Administrative Expenses . Selling, marketing, general and administrative expenses totaled $1,726,490 for the three months ended March 31, 2009. For the three months ended March 31, 2008, selling, general and administrative expenses totaled $1,331,006. This represents an increase of  $395,484. This increase in selling, general and administrative expenses is due to an increased number of FTE’s and therefore we have changed offices during the year 2008. Furthermore, this year selling expenses in our UK office and the setup of a USA structure have increased the general and administrative expenses.

Research and Development . Research and development expenses totaled $41,944 for the three months ended March 31, 2009. For the three months ended March 31, 2008, research and development totaled $63,892. This represents a decrease of $23,892. This decrease is due to our in-house studio which is focusing on the development of Fairytale fights, a game to be released in Q4 of 2009. All expenses made in connection to the development are being capitalized as software development costs.

Depreciation . Depreciation expenses totaled $75,435 for the three months ended March 31, 2009. For the three months ended March 31, 2008, the depreciation expense totaled $76,820. During 2008 we have invested mainly in leasehold improvement as well as in computers, however due to the fact that a lot of the replaced assets were almost fully depreciated, depreciation charge for the period remains flat.

Interest Expense . Interest expense totaled $303,914 for the three months ended March 31, 2009. For the three months ended March 31, 2008, interest expense totaled $57,916. This represents an increase of $245,998. This increase in interest expense is primarily due to the bridge financing which the Company entered into. Total short term loans as of March 31, 2009 amount to approximately $6 million and long term loans of $4 million.

Net Result. Our net loss was $1,750,336 for the three months ended March 31, 2009. For the three months ended March 31, 2008, the net profit totaled $696,747. The decrease in the net result is due to the decrease in revenue, as well as higher expenses for setting up sales offices in both UK as USA.

Other comprehensive income . Other comprehensive income represents the change of the Currency Translation Adjustments balance during the reporting period. The Currency Translation Adjustments balance that appears in the stockholders’ equity section is cumulative in nature and is a consequence from translating all assets and liabilities at current rate whereas the stockholders’ equity accounts are translated at the appropriate historical rate and revenues and expenses being translated at the weighted-average rate for the reporting period. The change in currency translation adjustments was $524,153 for the three months ended March 31, 2009 and $94,232 for the three months ended March 31, 2008.

Liquidity and Capital Resources

As of March 31, 2009 our cash balance was $199,068.

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

Our net accounts receivable, after providing an allowance for doubtful accounts, at March 31, 2009 was $622,961.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders’ equity. For the three months ended March 31, 2009, our accumulated foreign currency translation adjustment loss was approximately $3.4 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2009, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as referred to above there were no new material legal proceedings or material developments to the pending legal proceedings that have been previously reported in Part I, Item 3 of our 2008 Form 10-K.  A full discussion of our pending legal proceedings is also contained in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements” of this Report.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2 - Changes in Securities.

No response required.

Item 3 - Defaults Upon Senior Securities.

No response required.

Item 4 - Submission of Matters to a Vote of Security Holders.

No response required.

Item 5 - Other Information.

No response required.

Item 6. Exhibits

Exhibits :

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

Playlogic International, Inc.

Date: May 14, 2009	By:	/s/ Willem M. Smit
Willem M. Smit Chief Executive Officer

Exhibit Index

Exhibits :

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.