Form 10-Q
period 2009-06-30
PLAYLOGIC ENTERTAINMENT INC
filed 2009-08-14
CIK 1141590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2009
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

As of June 30, 2009, there were 47,139,635 shares of the Registrant's Common Stock outstanding.

PLAYLOGIC ENTERTAINMENT, INC.

FORM 10-Q

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION

  Item 1 -  Financial Statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2009 Unaudited	December 31, 2008 Derived from audited financial statements
ASSETS
Current Assets
Cash and cash equivalents	$807,867	$81,978
Receivables
Trade, net of allowance for doubtful accounts	2,799,272	380,993
Officers	94,276	109,876
Value Added Taxes from foreign governments	52,946	71,783
Current portion of software development costs	10,480,385	5,179,976
Inventory finished product	463,612	812,020
Intellectual property licenses	1,905,967	1,905,947
Prepaid expenses and other receivables	2,161,692	560,765

Total current assets	18,766,017	9,103,338

Property and equipment, net of accumulated depreciation	1,260,932	1,226,134

Other assets
Software development costs, net of current portion	2,269,368	3,401,058
Restricted cash	212,115	210,000

Total other assets	2,481,483	3,611,058

Total Assets	$22,508,432	$13,940,530

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilites
Accounts and notes payable
Accounts payable	$7,777,753	$5,453,262
Other current liabilities
Current maturities of long-term debt	4,342,423	3,342,000
Accrued liabilities	1,854,343	1,896,466
Deferred revenues	270,104	-
indebtedness to related party	13,448,091	3,794,000

Total current liabilities	27,692,714	14,485,728

Long-term debt, less current maturities	976,009	2,146,338

Total Liabilities	28,668,723	16,632,066

Shareholders' Equity
Preferred stock - $0.001 par value. 20,000,000 shares authorized. None issued and outstanding	-	-
Common stock - $0.001 par value.100,000,000 shares authorized. 47,139,635 and 46,391,275 shares issued and outstanding, respectively	47,139	46,392
Additional paid-in capital	61,433,288	61,229,130
Deferred Compensation-Employee Stock Options	660,549	580,572
Accumulated other comprehensive loss	(4,319,778)	(3,955,083)
Accumulated deficit	(63,560,422)	(60,220,690)
Total Shareholders' Equity of the Company	(5,739,224)	(2,319,679)

Non Controlling interest	(421,067)	(371,857)
Total Equity	(6,160,291)	(2,691,536)

Total Liabilities and Shareholders' Equity	$22,508,432	$13,940,530

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	unaudited		unaudited
	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Net revenues
Sales, net of returns and allowances	$3,465,477	$4,318,432	$4,682,300	$8,350,112

Cost of sales
Direct costs and license fees	(1,312,957)	(1,179,682)	(1,991,185)	(2,250,242)
Amortisation of software development costs	(857,482)	(977,097)	(986,591)	(1,722,790)
	(2,170,439)	(2,156,779)	(2,977,776)	(3,973,032)

Gross profit	1,295,038	2,161,653	1,704,524	4,377,080

Operating expenses
Research and development	54,800	111,550	96,744	175,442
Selling and marketing	612,697	221,539	943,426	407,186
General and administrative	1,787,997	1,294,359	3,183,758	2,439,718
Depreciation	132,035	79,585	207,470	156,405
Total operating expenses	2,587,529	1,707,033	4,431,398	3,178,751

Profit/(loss) from operations	(1,292,491)	454,620	(2,726,874)	1,198,329

Other income/(expense)
Interest expense	(397,232)	(108,803)	(701,146)	(166,718)
Realized and unrealized exchange profit	51,117	(1,760)	39,078	9,194

Profit before provision for income taxes	(1,638,606)	344,057	(3,388,942)	1,040,805

Provision for Income Taxes	-	-	-	-
Net Profit/(loss)	(1,638,606)	344,057	(3,388,942)	1,040,805

Net result attributable to the noncontrolling interest	49,455	-	49,210	-

Net Profit /(loss) attributable to the Company	(1,589,151)	344,057	(3,339,732)	1,040,805

Net profit per weighted-average share of common stock outstanding, computed on Net Profit
- basic and fully diluted	(0.03)	0.01	(0.07)	0.03

Weighted-average number of shares of common stock outstanding
- basic and fully diluted	47,139,635	41,546,874	46,985,582	40,096,325

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY unaudited
			Additional			Accumulated Other Comprehensive Loss	40% non controlling
	Common stock		Paid-in	Deferred Compensation	Accumulated		interest in
	Shares	Par Value	Capital		deficit		PlayV Ltd	Total

Balances at December 31, 2008	46,391,275	46,391	61,229,130	580,572	(60,220,690)	(3,955,083)	(371.857)	(2,691,536)

Non Controlling interest in Joint-Venture							(49,210)	(49,210)
Common stock issued for cash	643,360	643						643
Common stock issued for services	105,000	105						105
Capital contributed to support operations			50,000					50,000
Issuing costs								-
Stock options issued pursuant to Employee Compensation Plan				79,977				79,977
Discount on debt			$154,158					154,158
Change in currency translation adjustment						(364,695)		(364,695)
Net result for the year					(3,339,732)			(3,339,732)
Balances at June 30, 2009	47,139,635	$47,139	$61,433,288	$660,549	$(63,560,422)	$(4,319,778)	$(421,067)	$(6,160,291)

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
unaudited
	6 months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Profit / (Loss)	$(3,339,732)	$1,040,805
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	207,470	156,406
Amortization of software development	986,591	1,557,308
Bad debt expense	-	20,098
Expense charges for stock options	79,977	106,678
Management fees contributed as capital	50,000	50,000
Non-cash interest charge on warrants	194,244	49,000
Cash paid for software development	(5,049,747)	(4,539,834)
(Increase)/ Decrease in cash attributable to changes in operating assets and liabilities
Restricted cash	(4,287)	(230,195)
Accounts receivable - trade and other	(2,323,292)	(2,795,474)
Inventory finished product	417,116	-
Prepaid expenses and other	(1,526,774)	(859,052)
Increase / (Decrease) in
Deferred revenues	261,818	(154,921)
Accounts payable - trade	1,672,381	(32,858)
Payroll taxes payable	267,480	(856,788)
Other current liabilities	(88,446)	(124,589)
Net cash used in operating activities	(8,195,201)	(6,613,416)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid to acquire property and equipment	(236,279)	(731,215)
Net cash used in investing activities	(236,279)	(731,215)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank line of credit	-	(1,100,385)
Principal payments on long-term debt	(236,938)	(23,019)
Cash received from shareholder loans	9,352,493	4,987,450
Cash repaid on short term notes	-	(3,107,834)
Cash received from shareholder long term loan	-	4,000,000
Proceeds from sales of common stock	643	5,077,000
Net cash provided by financing activities	9,116,198	9,833,212

Effect of foreign exchange on cash	41,170	135,282

Increase/(Decrease) in Cash	725,888	2,623,863
Cash at beginning of period	81,978	349,464

Cash at end of period	807,867	2,973,327

Supplemental disclosures of interest and income taxes paid
Interest paid during the period	-	-
Income taxes paid (refunded)	-	-

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from audited financial statements and the accompanying unaudited condensed consolidated financial statements for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP.  In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The results of operations for the three and six months ended June 30, 2009 and 2008 presented are not necessarily indicative of the results to be expected for the year.

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
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At June 30, 2009, the Company had an accumulated deficit of approximately $63.5 million.  During the six months ended June 30, 2009, the Company incurred a net loss of $3.3 million and negative operating cash flows of approximately $8.0 million. These circumstances raise uncertainties about the Company’s ability to continue as a going concern.

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
____________

* $1.4141 and $ 1.4000 at June 30, 2009 and December 31, 2008, respectively.
** Average for the 6 months ended June 30, 2009 was $1.3377
     Average for the 6 months ended June 30, 2008 was $1.5346

Earnings/(Loss) Per Share .
Basic earnings/(loss) per common share is computed by dividing net income(loss) by the weighted-average number of shares of common stock outstanding for the period. Basic earnings per share excludes the impact of unvested shares of restricted stock issued under the Company’s incentive stock compensation plan.  Diluted earnings per share reflects the potential impact of common stock options and unvested shares of restricted stock issued under the Company’s incentive stock compensation plan, and outstanding common stock purchase warrants. Diluted and basic earnings per share for the three and six months ended June 30, 2009 and 2008 are the same because the impact of shares issuable under the incentive stock compensation plan and common stock purchase warrants is anti-dilutive after applying the treasury stock method, as is required by SFAS 128 Earnings per Share .

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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE B - SOFTWARE DEVELOPMENT COSTS

The following table provides the details of software development costs as of June 30, 2009 and for the year ended December 31, 2008:

	June 30, 2009 unaudited	December 31, 2008 (derived from audited statements)
Beginning balance	$8,581,034	$7,285,353
Additions	5,186,536	8,032,832
	13,767,570	15,318,185

Less: Amortization	(1,017,817)	(2,237,151)
Less: Impairment charge	0	(4,500,000)
	(1,017,817)	(6,737,151)

Total software development costs	12,749,753	8,581,034

Less: current portion	(10,480,385)	(5,179,976)
Non-current portion	$2,269,368	3,401,058

The amount of software development costs resulting from advance payments and guarantees to third-party developers was approximately $8.1 million at June 30, 2009. In addition, software development costs at June 30, 2009 included an amount of $9.7 million related to titles that have not been released yet.

The non-current portion of the capitalized software development costs is expected to be amortized starting Q3 2010 and further.

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

On June 1, 2009, the Company issued 105,000 shares of its common stock for services provided by the PR and Marketing company the Company hired. This PR and Marketing company is based in the United States. The shares have a par value of $0.001 per share.

Stock option plan
On January 23, 2009, the Board of Directors has agreed to grant 1,322,500 options to key employees. This grant is in accordance with the 2006 approved Employee Stock Option Plan. The options have an exercise price of $0.60 per share. These options vest ratably over three years and will expire in 4 years.  The fair value of the options totaled $47,610 or $0.04 per share, of which $6,000 was recorded during the six months ended June 30, 2009. The stock price on the day of grant amounted to $0.25.

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

In accordance with APB 14, we allocated the debt proceeds between the debt and detachable stock purchase warrants based on relative fair values. We have recognized a discount of the debt amounting to $6,591 which will be amortized over the term of the loan. During the 6 months ended June 30, 2009, $3,000 was amortized as interest expense in the accompanying consolidated financial statements.

On March 16, 2009, the Company entered into two bridge loan agreements with two principal shareholders based in the Netherlands, pursuant to which the Company borrowed a principal amount of €250,000 (€125,000 each) or $ 333,000 ($166,500 each).  These loans bear an interest of 10% per annum and will be paid on a monthly basis. The principle amount was initially to be repaid before the end of June 2009. As of July 31, 2009 this loan agreement has been renewed and the repayment date has been extended to September 1, 2009. Under this loan agreement, the Company pledged as a collateral all Intellectual Property and receivables owned by the Company. Concurrent with these loan agreements, the Company issued to these shareholders warrants to purchase 318,182 (159,091 each) shares of the Company’s common stock at an exercise price of $0.40 per share. The warrants may be exercised starting July 31, 2009 and expire on July 31, 2013. Upon exercise, the warrants will be settled cashless.
In accordance with the contracts, the Company needs to issue additional 318,182 (159,091 each) cashless warrants at the same conditions when the Company has not repaid the principle amount to the loan provider on or before September 1, 2009.

On June 12, 2009, the Company entered into two bridge loan agreements with two principal shareholders based in the Netherlands, pursuant to which the Company borrowed a principal amount of €3,900,000 (€1,950,000 each) or $ 5,500,000 ($2,750,000 each)).  These loans bear an interest of 10% per annum and will be paid on a monthly basis. The principle amounts have to be repaid on September 1, 2009. Under this loan agreement, the Company pledged as collateral all Intellectual Property and accounts receivable owned by the Company. Concurrent with these loan agreements, the Company issued to these shareholders warrants to purchase 4,963,636 (2,481,818 each) shares of the Company’s common stock at an exercise price of $0.40 per share. The warrants may be exercised starting April 7, 2009 and expire on April 7, 2013. Upon exercise, the warrants will be settled cashless.
In accordance with the contracts,  the Company needs to issue an additional 4,963,636 cashless warrants at the same conditions if the Company has not repaid the principle amount to the loan provider on or before September 1, 2009.

In accordance with APB 14, we allocated the debt proceeds between the debt and detachable stock purchase warrants based on relative fair values. We have recognized a discount of the debt amounting to approximately $155,000 which will be amortized over the term of the loan. During the 6 months ended June 30, 2009, $77,000 was amortized as interest expense in the accompanying consolidated financial statements

The total amount of bridge loans outstanding as of June 30, 2009 amounts to €9,500,000 (or $13,448,000). An amount €6,800,000 of this total has been received during the first six months of 2009.  The total number of warrants issued in connection with these 2009 loans is 8,245,455. The warrants all have a four year term and have exercise prices of $0.40 and $0.50.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

On July 17, 2009, the Company entered into two bridge loan agreements with two principal shareholders based in the Netherlands, pursuant to which the Company borrowed a principal amount of €1,800,000 (€900,000 each) or $ 2,538,000 ($1,269,000 each)).  These loans bear an interest of 10% per annum and will be paid on a monthly basis. The principle amounts have to be repaid on September 1, 2009. Under this loan agreement, the Company pledged as collateral all Intellectual Property and accounts receivable owned by the Company. Concurrent with these loan agreements, the Company issued to these shareholders warrants to purchase 2,290,909 (1,145,455 each) shares of the Company’s common stock at an exercise price of $0.40 per share. The warrants may be exercised starting July 17, 2009 and expire on July 17, 2013. Upon exercise, the warrants will be settled cashless.  A total of €1,150,000 (or $1,612,000) of this loan agreement was already received in June and is therefore included in the balance sheet under “indebtedness to related party”
In accordance with the contracts,  the Company needs to issue an additional 2,290,909 cashless warrants at the same conditions if the Company has not repaid the principle amount to the loan provider on or before September 1, 2009.

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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Future minimum non-cancelable lease payments on the above leases for office space are as follows:

June 30,
2009	$409,000
2010	818,000
2011	818,000
2011	818,000
2013	435,000
Thereafter	-
Total	$3,298,000

Transportation leases
The Company leases 12 automobiles for certain officers and employees pursuant to the terms of their individual employment agreements under operating lease agreements. These agreements are for terms of 3 to 4 years. The leases require monthly aggregate payments of approximately $13,000.

Future minimum non-cancelable lease payments on the above transportation leases are as follows:

June 30,
2009	$29,000
2010	48,000
2011	34,000
2012	-
2013	-
Thereafter	-
Total	$111,000

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
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE E - SEGMENT INFORMATION AND REVENUE CONCENTRATIONS

The Company sells its products to wholesale distributors in various domestic and foreign markets. The following table shows the Company’s gross revenue composition:

	For the Six months ended June 30,

		2009		2008

Europe and United Kingdom
Customer A	964,270	20.6%	2,117,511	25.4%
Customer B	42,355	0.9%	599,642	7.2%
Customer C	951,486	20.3%	1,354,465	16.2%
Customer D	228,975	4.9%	440,823	5.3%
Customer E	40,748	0.9%	1,416,842	17.0%
Others	666,528	14.2%	1,673,494	20.0%
	2,894,362	61.8%	7,602,777	91.1%
Asia
Others	0	0.0%	32,970	0.4%
	0	0.0%	32,970	0.4%

United States & Canada
Customer F	0	0.0%	714,365	8.6%
Customer G	1,703,625	36.4%		0.0%
others	84,313	1.8%		0.0%
	1,787,938	38.2%	714,365	8.6%

Total	4,682,300	100.0%	8,350,112	100.0%

NOTE F – SUBSEQUENT EVENTS

On July 30, 2009, the Company renewed the terms of six bridge loans that were in default.

Two bridge loans with a total principle amount of €800,000 (€400,000 each), initially signed on November 7, 2008, had a repayment date of April 1, 2009. As the Company is in default the Company agreed to renew the contract and change the repayment date to September 1, 2009. Under this loan agreement, the Company pledged as collateral all Intellectual Property and accounts receivable owned by the Company. Concurrent with these loan agreements, the Company issued to these shareholders warrants to purchase 500,000 (250,000 each) shares of the Company’s common stock at an exercise price of $0.40 per share. The warrants have a cashless exercise and have a 4 year term.

Two bridge loans with a total principle amount of €1,200,000 (€600,000 each), initially signed on December 11, 2008, had a repayment date of May 1, 2009. As the Company is in default the Company agreed to renew the contract and change the repayment date to April 1, 2010. Under this loan agreement, the Company pledged as collateral all Intellectual Property and accounts receivable owned by the Company. Concurrent with these loan agreements, the Company issued to these shareholders warrants to purchase 700,000 (350,000 each) shares of the Company’s common stock at an exercise price of $0.40 per share. The warrants have a cashless exercise and have a 4 year term.

Two bridge loans with a total principle amount of €250,000 (€125,000 each), initially signed on March 16, 2009, had a repayment date of June 30, 2009. As the Company is in default the Company agreed to renew the contract and change the repayment date to September 1, 2009. Under this loan agreement, the Company pledged as collateral all Intellectual Property and accounts receivable owned by the Company.  Concurrent with these loan agreements, the Company issued to these shareholders warrants to purchase 318,182 (159,091 each) shares of the Company’s common stock at an exercise price of $0.40 per share. The warrants may be exercised starting July 31, 2009 and expire on July 31, 2013. Upon exercise, the warrants will be settled cashless.
In accordance with the contracts, the Company needs to issue an additional 318,182 (159,091 each) cashless warrants at the same conditions if the Company has not repaid the principle amount to the loan provider on or before September 1, 2009.

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

(Expected) Release
Game	Studio	Platform	date to retail

Completed Games
Alpha Black Zero	Khaeon (NL)	PC	Released
Airborne Troops	Widescreen Games (F)	PS2, PC	Released
Cyclone Circus	Playlogic Game Factory (NL)	PS2	Released
Xyanide	Overloaded (NL)	Mobile Phones	Released
World Racing 2	Synetic (G)	PS2, Xbox, PC	Released
Knights of the Temple 2	Cauldron (SK)	PS2, Xbox, PC	Released
Gene Troopers	Cauldron (SK)	PS2, Xbox, PC	Released
Xyanide	Playlogic Game Factory (NL)	Xbox	Released (1)
Age of Pirates: Caribbean Tales	Akella (Russia)	PC	Released Q3 2006
Infernal	Metropolis (Poland)	PC	Released Q1 2007
Ancient Wars: Sparta	World Forge (Russia)	PC	Released Q2 2007
Xyanide Resurrection	Playlogic Game Factory (NL)	PSP	Released Q3 2007
Evil Days Of Luckless John	3A Entertainment (Great Britain)	PC	Released Q3 2007
Xyanide: Resurrection	Playlogic Game Factory (NL)	PS2	Released Q3 2007
Obscure 2	Hydravision (F)	PC	Released Q3 2007
Obscure 2	Hydravision (F)	PS2	Released Q3 2007
Obscure 2	Hydravision (F)	Wii	Released Q1 2008
Xyanide: Resurrection	Playlogic Game Factory (NL)	PC	Released Q1 2008
Dragon Hunters	Engine software (NL)	DS	Released Q1 2008
Aggression 1914	Buka (Russia)	PC	Released Q1 2008
Dimensity	Dagger Studio (Bulgaria)	PC	Released Q2 2008
Red Bull Break Dancing	Smack Down Productions (F)	DS	Released Q2 2008
Simon the Sorcerer 4	RTL /Silverstyle Studio (GER)	PC	Released Q2 2008
Worldshift	RTL Games (Germany)	PC	Released Q2 2008
Stateshift	Engine Software (NL)	PC	Released Q2 2008
Building & Co	Electrogames (F)	PC	Released Q3 2008
Vertigo	Icon Games Entertainment Ltd (GB)	PC, Wii	Released Q1 2009
Pool Hall Pro	Icon Games Entertainment Ltd (GB)	PC, Wii	Released Q1 2009
Age of Pirates 2: City of Abandoned Ships	Akella (Russia)	PC	Released Q1 2009
Sudoku Ball Detective	White Bear (NL)	Wii/PC/DS	Released Q2 2009
Infernal returns	Metropolis (Poland)	Xbox360	Released Q2 2009

Under Development
Obscure 2	Hydravision (F)	PSP	Q3 2009
Aliens in the Attic	Engine Software (NL)	DS	Q3 2009
Aliens in the Attic	Revisotronic	PC, PS2, Wii,	Q3 2009
Crazy Garage	White birds	Wii, PSN, PC	Q4 2009
The Strategist	Humagade/Canada	Wii, PSN, XBLA, PC	Q4 2009
Zooloretto	White Bear (NL)	PC, Wii, DS	Q4 2009
Fairytale Fights	Playlogic Game Factory (NL)	PS3, Xbox360, PC	Q4 2009
Young Archeologist	White birds	Wii, PC	Q1 2010
Obscure 2	Hydravision (F)	DSi	Q1 2010
Undisclosed Title	TBA	PS3, Xbox360, PC	Q1 2010
Undisclosed Title	TBA	PS3, Xbox360, PC	Q2 2010

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

Material agreements

During the six months ended June 30, 2009, the Company entered into a number of publishing and distribution agreements.

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

Results of Operations

Three and six months ended June 30, 2009 compared to three and six months ended June 30, 2008

Net sales . Net sales for the six months ended June 30, 2009 were $4,682,300 as compared to $8,350,112 for the six months ended June 30, 2008. This decrease of $3,667,812 or 44% in revenue is primarily related to the release of fewer  number of titles compared to 2008. For the three months ended June 30 the net revenue was $3,465,477 in 2009 compared to $4,318,432 in the same period 2009. This decrease of $852,955 or 20% is mainly due to the fact that we released 3 new titles this quarter, compared to 5 titles in 2008.

Gross Profit . Gross profit totaled $1,704,524 for the six months ended June 30, 2009. For the six months ended June 30, 2008, gross profit totaled $4,377,080. This decrease in gross margin is due to the changed portfolio. The titles released in 2009 are mainly next gen titles on Wii, DS and Xbox 360. Sales in 2008 were mainly on PC platform which leads to lower cost of goods. Furthermore, gross Profit as a percentage of sales can vary significantly from period to period due to the sales mix and the type of sales deals included. For the three months ended June 30 the gross profit was $1,295,038 in 2009 compared to $2,161,653  in the same period 2008. The decrease of $866,615 or 40% is also due to the fact described above.

Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses totaled $4,127,184, for the six months ended June 30, 2009. For the six months ended June 30, 2008, selling, general and administrative expenses totaled $2,846,904. This represents an increase of  $1,280,280 or 45%. This increase in selling, general and administrative expenses is due to higher spending in marketing expenses, such as trade shows, but also game by game marketing. We presented our 2009 line up at the E3 trade show in Los Angeles in June 2009. In the three months ended June 30, 2009 the Selling, Marketing, General & Administrative expenses amounted to $2,400,694 compared to $1,515,898 in 2008.  This represents an increase of $884,796 compared to prior year. This is due to the reason mentioned above.

Research and Development . Research and development expenses totaled $96,744 for the six months ended June 30, 2009. For the six months ended June 30, 2008, research and development totaled $175,442. This represents a decrease of $78,698 or 44%. This decrease is due to costs in relation to 3 rd party development activities being classified as Cost of Sales. Furthermore, our in-house studio is focusing on the development of a game to be released in Q1 2010. For the three months ended June 30, 2009, the Research and Development expenses amounted to $54,800 compared to $111,550 in the same period 2008. This decrease is also due to the fact that one in-house studio is focusing on the development of a game to be released in Q1 2010. Furthermore, we are currently finalizing the development of our in-house title Fairytale Fights, expenses which are being capitalized..

Depreciation . Depreciation expenses totaled $207,470for the six months ended June 30, 2009. For the six months ended June 30, 2008, the depreciation expense totaled $156,405. The increase is due to new investments made due to the move of the Company’s headquarters during 2008. Mainly investments in leasehold improvement and furniture have been made. For the three months ended June 30, 2009 the depreciation amounted $132,035 compared to $79,585 in the same period 2008. This increase is due to the office move. We have invested over $700,000 in new furniture, leasehold improvement and equipment during 2008. Depreciation has started mid May 2008, which caused higher expenses for the quarter.

Interest Expense.  Interest expense totaled $701,146 for the six months ended June 30, 2009. For the six months ended June 30, 2008, interest expense totaled $166,718. This represents an increase of  $534,428. This increase in interest expense is primarily due to the increase of interest bearing short term loans during the year.  As of June 30, 2009 total interest bearing debt amounts to $17.8 million. Also, the Company issued warrants in connection with these loans. The amortization of the debt discount is recorded as interest expense. For the three months ended June 30, 2009 the interest expense amounted to $397,232 compared to $108,803 in the same period 2008. This decrease is caused by an increase of interest bearing short term loans.

Net Result. Our net loss was $3,339,732 for the six months ended June 30, 2009. For the six months ended June 30, 2008, the net profit totaled $1,040,805. The decrease in the net result is due to the lower sales in the first six months of 2009 as disclosed above. Furthermore, the need to spend more money on PR and Marketing of the products has led to higher costs. For the three months ended June 30, 2009 the net loss amounted to $1,589,151 compared to a profit of $344,057 in the same period 2008. The decrease in the result is due to the decrease in revenue as well as increased expenses in PR and Marketing as well as a lower gross margin due to higher cost of goods due to console games as opposed to PC titles.

Other comprehensive income . Other comprehensive income represents the change of the Currency Translation Adjustments balance during the reporting period. The Currency Translation Adjustments balance that appears in the stockholders’ equity section is cumulative in nature and is a consequence from translating all assets and liabilities at current rate whereas the stockholders’ equity accounts are translated at the appropriate historical rate and revenues and expenses being translated at the weighted-average rate for the reporting period. The change in currency translation adjustments was $(364,696) for the six months ended June 30, 2009 and $58,217 for the six months ended June 30, 2008. For the three months ended June 30, 2009 the comprehensive income amounted to $(888,849) compared to $36,019 in the same period 2008.

Liquidity and Capital Resources

As of June 30, 2009 our cash balance was $807,867.

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

Our net accounts receivable, after providing an allowance for doubtful accounts, at June 30, 2009 was $2,799,272.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders’ equity. For the six months ended June 30, 2009, our accumulated foreign currency translation adjustment loss was approximately $4.3 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of June 30, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the second quarter of 2009, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Playlogic International, Inc.

Date: August 14, 2009	By:	/s/ Willem M. Smit
Willem M. Smit Chief Executive Officer

Exhibit Index

Exhibits

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.