Form 10-Q
period 2009-09-30
PLAYLOGIC ENTERTAINMENT INC
filed 2009-11-19
CIK 1141590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2009
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

As of September 30, 2009, there were 47,139,635 shares of the Registrant's Common Stock outstanding.

PLAYLOGIC ENTERTAINMENT, INC.

FORM 10-Q

PART I -- FINANCIAL INFORMATION

  Item 1 -  Financial Statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008 (Derived from audited financial statements)
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$775,416	$81,978
Receivables
Trade, net of allowance for doubtful accounts	4,736,634	380,993
Officers	178,297	109,876
Value Added Taxes from foreign governments	122,083	71,783
Current portion of software development costs	10,761,777	5,179,976
Inventory finished product	774,941	812,020
Intellectual property licenses	1,905,947	1,905,947
Prepaid expenses and other receivables	3,084,948	560,765

Total current assets	22,340,043	9,103,338

Property and equipment, net of accumulated depreciation	1,297,035	1,226,134

Other assets
Software development costs, net of current portion	2,722,945	3,401,058
Restricted cash	219,825	210,000

Total other assets	2,942,770	3,611,058

Total Assets	$26,579,848	$13,940,530

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilites
Accounts and notes payable
Accounts payable	$7,622,897	$5,453,262
Other current liabilities
Current maturities of long-term debt	4,843,965	3,342,000
Accrued liabilities	1,671,496	1,896,466
Deferred revenues	1,813,153	-
indebtedness to related party	18,928,513	3,794,000

Total current liabilities	34,880,024	14,485,728

Long-term debt, less current maturities	982,621	2,146,338

Total Liabilities	35,862,645	16,632,066

Shareholders' Deficit
Preferred stock - $0.001 par value. 20,000,000 shares authorized. None issued and outstanding	-	-
Common stock - $0.001 par value.100,000,000 shares authorized. 47,139,635 and 46,391,275 shares issued and outstanding, respectively	47,140	46,392
Additional paid-in capital	62,597,662	61,229,130
Deferred Compensation-Employee Stock Options	717,213	580,572
Accumulated other comprehensive loss	(5,402,609)	(3,955,083)
Accumulated deficit	(66,944,974)	(60,220,690)
Total Shareholders' Deficit of the Company	(8,985,568)	(2,319,679)

Non Controlling Interest	(297,229)	(371,857)
Total Shareholders' Deficit	(9,282,797)	(2,691,536)

Total Liabilities and Shareholders' Deficit	$26,579,848	$13,940,530

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net revenues
Sales, net of returns and allowances	$2,019,382	$1,068,377	$6,701,682	$9,418,489

Cost of sales
Direct costs and license fees	(938,482)	(405,806)	(2,929,667)	(2,656,048)
Amortization of software development costs	(1,047,792)	(397,642)	(2,034,383)	(2,120,432)
	(1,986,274)	(803,448)	(4,964,050)	(4,776,480)

Gross profit	33,108	264,929	1,737,632	4,642,009

Operating expenses
Research and development	307,698	125,589	404,442	301,031
Selling and marketing	922,155	166,399	1,865,581	573,585
General and administrative	1,596,275	1,683,894	4,780,033	4,123,612
Depreciation	93,628	127,829	301,098	284,234
Asset impairment charges	-	1,000,000	-	1,000,000
Total operating expenses	2,919,756	3,103,711	7,351,154	6,282,462

Loss from operations	(2,886,648)	(2,838,782)	(5,613,522)	(1,640,453)

Other income/(expense)
Interest expense	(493,069)	(142,172)	(999,971)	(259,890)
Non cash Interest expense on discounted debt	(288,847)	(49,000)	(483,091)	(98,000)
Realized and unrealized exchange profit	407,849	35,653	446,927	44,848

Loss before provision for income taxes	(3,260,715)	(2,994,301)	(6,649,657)	(1,953,495)

Equity in non controlling interest	(123,837)	-	(74,627)	-

Provision for Income Taxes	-	-	-	-

Net Loss	(3,384,552)	(2,994,301)	(6,724,284)	(1,953,495)

Net loss per weighted-average share of common stock outstanding, computed on Net Loss
- basic	(0.07)	(0.07)	(0.14)	(0.05)
- fully diluted	(0.06)	(0.07)	(0.11)	(0.05)

Weighted-average number of shares of common stock outstanding
- basic	47,139,635	42,437,055	47,037,497	41,522,821
- fully diluted	58,614,563	42,437,055	58,512,425	41,522,821

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT Unaudited

			Additional			Accumulated Other Comprehensive Loss	40% non controlling
	Common stock		Paid-in	Deferred Compensation	Accumulated		interest in
	Shares	Par Value	Capital		deficit		PlayV Ltd	Total

Balances at December 31, 2008	46,391,275	46,392	61,229,130	580,572	(60,220,690)	(3,955,083)	(371,857)	(2,691,536)

Non Controlling interest in Joint-Venture							74,628	74,628
Common stock issued for cash	643,360	643						643
Common stock issued for services	105,000	105						105
Capital contributed to support operations			75,000					75,000
Issuing costs								-
Stock options issued pursuant to Employee Compensation Plan				136,641				136,641
Discount on debt			$1,293,532					1,293,532
Change in currency translation adjustment						(1,447,526)		(1,447,526)
Net result for the year					(6,724,284)			(6,724,284)
Balances at September 30, 2009	47,139,635	$47,140	$62,597,662	$717,213	$(66,944,974)	$(5,402,609)	$(297,229)	$(9,282,797)

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	9 months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(6,724,284)	$(1,953,495)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	301,098	284,234
Amortization of software development	2,034,383	2,120,432
Impairment of software development	-	1,000,000
Bad debt expense	-	19,893
Expense charges for stock options	136,641	163,767
Management fees contributed as capital	75,000	75,000
Non-cash interest charge on warrants	483,091	98,000
Change in capitalized software development costs	(6,938,071)	(6,267,998)
(Increase)/ Decrease in cash attributable to changes in operating assets and liabilities
Restricted cash	(4,287)	(227,852)
Accounts receivable - trade and other	(4,224,708)	(1,691,741)
Inventory finished product	104,585	-
Prepaid expenses and other	(2,467,082)	(363,140)
Increase / (Decrease) in
Deferred revenues	1,737,155	(153,344)
Accounts payable - trade	1,393,708	(557,807)
Payroll taxes payable	(224,761)	(932,348)
Other current liabilities	175,908	170,974
Net cash used in operating activities	(14,141,625)	(8,215,425)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid to acquire property and equipment	(323,809)	(826,784)
Net cash used in investing activities	(323,809)	(826,784)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank line of credit	-	(1,089,186)
Cash repaid on short term notes	-	(410,133)
Principal payments on long-term debt	(247,219)	(22,785)
Cash received from shareholder loans	15,214,955	8,209,281
Cash repaid on shareholder loans	-	(3,850,500)
Proceeds from sales of common stock	643	6,536,568
Net cash provided by financing activities	14,968,379	9,373,245

Effect of foreign exchange on cash	190,494	(373,941)

Increase/(Decrease) in Cash	693,439	(42,905)
Cash at beginning of period	81,978	349,464

Cash at end of period	775,417	306,559

Supplemental disclosures of interest and income taxes paid
Interest paid during the period	-	-
Income taxes paid (refunded)	-	-

Supplemental disclosures of non-cash investing and financing activities
Common stock issued to repay notes payable	-	-
Cost of acquiring capital paid with issuance of common stock	-	-

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from audited financial statements and the accompanying unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP.  In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

The results of operations for the three and nine months ended September 30, 2009 and 2008 presented are not necessarily indicative of the results to be expected for the year.

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
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. At September 30, 2009, the Company had an accumulated deficit of approximately $66.9 million.  During the nine months ended September 30, 2009, the Company incurred a net loss of $6.7 million and negative operating cash flows of approximately $14.1 million. These circumstances raise uncertainties about the Company’s ability to continue as a going concern.

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
____________

* $1.46550 and $ 1.4000 at September 30, 2009 and December 31, 2008, respectively.
** Average for the 9 months ended September 30, 2009 was $1.3718
     Average for the 9 months ended September 30, 2008 was $1.5190

Earnings/(Loss) Per Share .
Basic earnings/(loss) per common share is computed by dividing net income(loss) by the weighted-average number of shares of common stock outstanding for the period. Basic earnings per share excludes the impact of unvested shares of restricted stock issued under the Company’s incentive stock compensation plan.  Diluted earnings per share reflects the potential impact of common stock options and unvested shares of restricted stock issued under the Company’s incentive stock compensation plan, and outstanding common stock purchase warrants. Diluted and basic earnings per share for the three and nine months ended September 30, 2009 and 2008 are the same because the impact of shares issuable under the incentive stock compensation plan and common stock purchase warrants is anti-dilutive after applying the treasury stock method, as is required by FASB ASC 260 Earnings per Share ..

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

 In February 2007, the FASB issued Statement ASC 825, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159.  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  It is expected to expand the use of fair value measurements which is consistent with the Financial Accounting Standards Board’s long-term measurement objectives for accounting for financial instruments. The Company adopted this Statement as of January 1, 2009 but has not applied the fair value option to any eligible assets or liabilities as such. There was no impact to our financial condition or results of operations from the adoption of this Statement.

In December 2007, the FASB issued ASC 805, Business Combinations. This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. ASC 805 is effective for all fiscal years beginning after December 15, 2008 (January 1, 2009 for the Company) and interim periods within those years, with earlier adoption prohibited. We are evaluating the impact that the adoption of ASC 805 will have on our consolidated financial position, cash flows and results of operations. The effect will be dependent upon acquisitions at that time.

In December 2007, the FASB issued ASC 810, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or ASC 810". FASB ASC 810 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB ASC 810 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that FASB ASC 810 should not have a material impact on the consolidated financial position or results of operations.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In March 2008, the FASB issued ASC 815, "Disclosures about Derivative Instruments and Hedging Activities" ("ASC 815"). ASC 815 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

Also in May 2008, the FASB issued ASC 944, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("ASC 944"). ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of ASC 944 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued ASC 470, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("ASC 470"). ASC 470 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. ASC 470 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC 470 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In June 2008, the FASB issued ASC 260, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("ASC 260"). ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in ASC 260, Earnings per Share. Under the guidance of ASC 260, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. ASC 260 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this ASC on the earnings per share calculation.

In June 2008, the FASB ratified ASC 815, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("ASC 815"). ASC 815provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. ASC 815is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this ASC 815on the financial condition and results of operations.

In April 2009, the FASB issued ASC 805, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination thatArise from Contingencies , which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if fair value can be determined during the measurement period. ASC 805 specifies that an asset or liability should be recognized at time of acquisition if the amount of the asset or liability can be reasonably estimated and that it is probable that an asset existed or that a liability had been incurred at the acquisition date. ASC 805 is effective for all fiscal years beginning after December 15, 2008 (31 December 2009 for the Company). The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In May 2009, the FASB issued ASC 855, Subsequent Events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855 is effective for interim or annual financial periods ending after June 15, 2009 (the Company's second quarter ended June 30, 2009). The implementation of this standard did not have a material impact on the Company's financial statements. Subsequent events were evaluated through the date of issuance of these consolidated financial statements on November 18, 2009 at the time this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In June 2009, the FASB issued ASC 105 which replaces SFAS No. 162 , The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. ASC 105 is effective for interim and annual periods ending after September 15, 2009 (the Company's third quarter ended September 30, 2009). We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements . This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements , by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-13 to have a material impact on our Condensed Consolidated Financial Statements.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements that Include Software Elements . This guidance modifies the scope of FASB ASC subtopic 965-605, Software-Revenue Recognition , to exclude from its requirements non-software components of tangible products and software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-14 to have a material impact on our Condensed Consolidated Financial Statements.

NOTE B - SOFTWARE DEVELOPMENT COSTS

The following table provides the details of software development costs as of September 30, 2009 and for the year ended December 31, 2008:

	September 30, 2009	December 31, 2008 (derived from audited statements)
	(Unaudited)

Beginning balance	$8,581,034	$7,285,353
Additions	6,938,071	8,032,832
	15,519,105	15,318,185

Less: Amortization	(2,034,383)	(2,237,151)
Less: Impairment charge	0	(4,500,000)
	(2,034,383)	(6,737,151)

Total software development costs	13,484,722	8,581,034

Less: current portion	(10,761,777)	(5,179,976)
Non-current portion	$2,722,945	3,401,058

The amount of software development costs resulting from advance payments and guarantees to third-party developers was approximately $7.4 million at September 30, 2009. In addition, software development costs at September 30, 2009 included an amount of $9.8 million related to titles that have not been released yet.

The non-current portion of the capitalized software development costs is expected to be amortized starting Q4 2010 and further.

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

Stock option plan
On January 23, 2009, the Board of Directors has agreed to grant 1,322,500 options to key employees. This grant is in accordance with the 2006 approved Employee Stock Option Plan. The options have an exercise price of $0.60 per share. These options vest ratably over three years and will expire in 4 years.  The fair value of the options totaled $47,610 or $0.04 per share, of which $11,462 was recorded during the nine months ended September 30, 2009. The stock price on the day of grant amounted to $0.25.

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

Risk-free interest rate	1.3%
Dividend yield	0%
Volatility factor	47.5%
Weighted-average expected life	4 Years

Loans from shareholders

Loan agreement  1
On January 23, 2009, the Company entered into two bridge loan agreements with two principal shareholders based in the Netherlands, pursuant to which the Company borrowed a principal amount of €1,500,000 (€750,000 each) or $ 2,200,000 ($1,100,000 each)).  These loans bear an interest of 10% per annum and will be paid on a monthly basis. The principle amounts have to be repaid on December 31, 2009. Under this loan agreement, the Company pledged as a collateral all Intellectual Property owned by the Company. Concurrent with these loan agreements, the Company issued to these shareholders warrants to purchase 1,500,000 (750,000 each) shares of the Company’s common stock at an exercise price of $0.50 per share. The warrants may be exercised starting January 23, 2009 and expire on January 22, 2013.

Loan agreement 2
On March 16, 2009, the Company entered into two bridge loan agreements with two principal shareholders based in the Netherlands, pursuant to which the Company borrowed a principal amount of €250,000 (€125,000 each) or $ 365,000 ($182,500 each).  These loans bear an interest of 10% per annum and will be paid on a monthly basis. The principle amount was initially to be repaid before the end of June 2009. As of July 31, 2009 this loan agreement has been renewed and the repayment date has been extended to September 1, 2009. Under this loan agreement, the Company pledged as a collateral all Intellectual Property and receivables owned by the Company. Concurrent with these loan agreements, the Company issued to these shareholders warrants to purchase 318,182 (159,091 each) shares of the Company’s common stock at an exercise price of $0.40 per share. The warrants may be exercised starting July 31, 2009 and expire on July 31, 2013. Upon exercise, the warrants will be settled cashless.
In accordance with the contracts, the Company has issued additional 318,182 (159,091 each) cashless warrants at the same conditions as the Company has not repaid the principle amount to the loan provider on or before September 1, 2009. The Company has a verbal agreement with the loan providers to extend the term of the loan to April 1, 2010, and parties are currently working on renewal of the contract.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Loan agreement 3
On June 12, 2009, the Company entered into two bridge loan agreements with two principal shareholders based in the Netherlands, pursuant to which the Company borrowed a principal amount of €3,900,000 (€1,950,000 each) or $ 5,700,000 ($2,850,000 each)).  These loans bear an interest of 10% per annum and will be paid on a monthly basis. The principle amounts have to be repaid on September 1, 2009. Under this loan agreement, the Company pledged as collateral all Intellectual Property and accounts receivable owned by the Company. Concurrent with these loan agreements, the Company issued to these shareholders warrants to purchase 4,963,636 (2,481,818 each) shares of the Company’s common stock at an exercise price of $0.40 per share. The warrants may be exercised starting April 7, 2009 and expire on April 7, 2013. Upon exercise, the warrants will be settled cashless.
In accordance with the contracts, the Company has issued an additional 4,963,636 cashless warrants at the same conditions as the Company has not repaid the principle amount to the loan provider on or before September 1, 2009. The Company has a verbal agreement with the loan providers to extend the term of the loan to April 1, 2010, and parties are currently working on renewal of the contract.

Loan agreement 4
On July 30, 2009, the Company entered into two bridge loan agreements with two principal shareholders based in the Netherlands, pursuant to which the Company borrowed a principal amount of €1,800,000 (€ 900,000 each) or $ 2,638,000 ($1,319,000 each)).  These loans bear an interest of 10% per annum and will be paid on a monthly basis. The principle amounts have to be repaid on September 1, 2009. Under this loan agreement, the Company pledged as collateral all Intellectual Property and accounts receivable owned by the Company. Concurrent with these loan agreements, the Company issued to these shareholders warrants to purchase 2,290,908 (1,145,454 each) shares of the Company’s common stock at an exercise price of $0.40 per share. The warrants may be exercised starting July 30, 2009 and expire on July 30, 2013. Upon exercise, the warrants will be settled cashless.
In accordance with the contracts, the Company has issued an additional 2,290,908 cashless warrants at the same conditions as the Company has not repaid the principle amount to the loan provider on or before September 1, 2009. The Company has a verbal agreement with the loan providers to extend the term of the loan to April 1, 2010, and parties are currently working on renewal of the contract.

Loan agreement 5
On August 19, 2009, the Company entered into two bridge loan agreements with two principal shareholders based in the Netherlands, pursuant to which the Company borrowed a principal amount of €1,000,000 (€ 500,000 each) or $ 1,465,500 ($ 732,750 each)).  These loans bear an interest of 10% per annum and will be paid on a monthly basis. The principle amounts have to be repaid on September 1, 2009. Under this loan agreement, the Company pledged as collateral all Intellectual Property and accounts receivable owned by the Company. Concurrent with these loan agreements, the Company issued to these shareholders warrants to purchase 1,272,728 (636,364 each) shares of the Company’s common stock at an exercise price of $0.40 per share. The warrants may be exercised starting August 19, 2009 and expire on August 19, 2013. Upon exercise, the warrants will be settled cashless.
In accordance with the contracts, the Company has issued an additional 1,272,728 cashless warrants at the same conditions as the Company has not repaid the principle amount to the loan provider on or before September 1, 2009. The Company has a verbal agreement with the loan providers to extend the term of the loan to April 1, 2010, and parties are currently working on renewal of the contract.

Loan agreement 6
On September 22, 2009, the Company entered into two bridge loan agreements with two principal shareholders based in the Netherlands, pursuant to which the Company borrowed a principal amount of €1,550,000 (€ 775,000 each) or $ 2,271,525 ($ 1,135,763 each)).  These loans bear an interest of 10% per annum and will be paid on a monthly basis. The principle amounts have to be repaid on April 1, 2010. Under this loan agreement, the Company pledged as collateral all Intellectual Property and accounts receivable owned by the Company. Concurrent with these loan agreements, the Company issued to these shareholders warrants to purchase 1,972,726 (986,363 each) shares of the Company’s common stock at an exercise price of $0.40 per share. The warrants may be exercised starting September 22, 2009 and expire on September 22, 2013. Upon exercise, the warrants will be settled cashless.

In accordance with APB 14, we allocated the debt proceeds between the debt and detachable stock purchase warrants based on relative fair values. We have recognized a total discount of all the debts (loans 1 to 6) amounting to approximately $1,293,532 which will be amortized over the term of the loan. During the 9 months ended September 30, 2009, $482,671 was amortized as interest expense in the accompanying consolidated financial statements.

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

The total amount of bridge loans outstanding as of September 30, 2009 amounts to €13,800,000 (or $20,200,000). An amount €11,100,000 (or $ 16,250,000) of this total has been received during the first nine months of 2009.  The total number of warrants issued in connection with these 2009 loans is 22,763,636. The warrants all have a four year term and have exercise prices of $0.40 and $0.50.

SUBSEQUENT EVENTS

On October 1, 2009, the Company entered into two bridge loan agreements with two principal shareholders based in the Netherlands, pursuant to which the Company borrowed a principal amount of €1,600,000 (€800,000 each) or $2,344,800 ($1,172,400 each). An amount of  €1,100,000 (or $1,612,000) of this loan has been received in September 2009 and is therefore included in the balance sheet. These loans bear an interest of 10% per annum and will be paid on a monthly basis. The principle amounts have to be repaid before April 1, 2010. Under this loan agreement, the Company pledged as a collateral all Intellectual Property and receivables owned by the Company. Concurrent with these loan agreements, the Company will adjust current outstanding warrants with an exercise price higher than $0.60 to an exercise price of $0.60 per share. This will be done for warrants to purchase 870,000 (435,000 each) shares of the Company’s common stock The warrants may be exercised starting October 1, 2009 and expire on October 1, 2013. Upon exercise, the warrants will be settled cashless.

On October 16, 2009, the Company entered into two bridge loan agreements with two principal shareholders based in the Netherlands, pursuant to which the Company borrowed a principal amount of € 470,000 (€235,000 each) or $ 688,785 ($344,393 each).  These loans bear an interest of 10% per annum and will be paid on a monthly basis. The principle amounts have to be repaid before April 1, 2010. Under this loan agreement, the Company pledged as a collateral all Intellectual Property and receivables owned by the Company. Concurrent with these loan agreements, the Company will adjust current outstanding warrants with an exercise price higher than $0.60 to an exercise price of $0.60 per share. This will be done for warrants to purchase 870,000 (435,000 each) shares of the Company’s common stock The warrants may be exercised starting October 16, 2009 and expire on October 16, 2013. Upon exercise, the warrants will be settled cashless.

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

Office leases

The Company has entered into a lease agreement with the World Trade Center in Amsterdam for a period of 5 years ending July 31, 2013. The lease requires annual payments of approximately $400,000 (€ 291,500) for the offices and $28,250 (€20,600) for parking spaces at the building, all payable in quarterly installments. The offices total approximately 8,000 square feet (or 900 square meter). This lease agreement contains an extension option, which if exercised by the Company, will extend the expiration date to July 31, 2018. The Company has negotiated a rent-free period with the WTC for the period up to December 31, 2008. First payments have started in January 2009. The Company has accrued for the rent free period and will release the accrual over the term of the lease.

 Our wholly-owned subsidiary, Playlogic Game Factory, B. V., leases offices located at Hambroeklaan 1 in Breda from Neglinge BV pursuant to a lease agreement which expires on October 1, 2013. This lease agreement contains an extension option, which if exercised, will extend the expiration date to October 1, 2018. At the execution of this lease agreement, the landlord committed itself to invest approximately $410,000 (€300,000) in leasehold improvements which are scheduled to be repaid by Playlogic Game Factory B.V. over a 10 year period. The lease requires annual payments of approximately $410,000 (€300,000) per year, payable in quarterly installments.

Future minimum non-cancelable lease payments on the above leases for office space are as follows:

September 30,
2009	$202,500
2010	820,000
2011	820,000
2012	820,000
2013	405,000
Thereafter	-
Total	$3,067,500

Transportation leases
The Company leases 9 automobiles for certain officers and employees pursuant to the terms of their individual employment agreements under operating lease agreements. These agreements are for terms of 3 to 4 years. The leases require monthly aggregate payments of approximately $12,000.

Future minimum non-cancelable lease payments on the above transportation leases are as follows:

September 30,
2009	$12,000
2010	48,000
2011	34,000
2012	-
2013	-
Thereafter	-
Total	$94,000

Software development contracts
The Company has entered into five (5) separate software development contracts with unrelated entities. These contracts require periodic payments of agreed-upon amounts upon the achievement of certain developmental milestones, as defined in each individual contract. All of these contracts have completion deadlines of less than one (1) year from the contract execution and will require an aggregate funding liability of approximately $1.5 million through completion.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE E - SEGMENT INFORMATION AND REVENUE CONCENTRATIONS

The Company sells its products to wholesale distributors in various domestic and foreign markets. The following table shows the Company’s gross revenue composition:

	For the nine months ended September 30,
	2009		2008
	(Unaudited)		(Unaudited)

Europe and United Kingdom
Customer A *	1,533,670	22.9%	2,117,511	25.4%
Customer C	1,535,320	22.9%	1,354,465	16.2%
Customer D	102,953	1.5%	440,823	5.3%
Customer E	40,257	0.6%	1,416,842	17.0%
Customer F	42,487	0.6%	599,642	7.2%
Others	569,777	8.5%	1,673,494	20.0%
	3,824,464	57.1%	7,602,777	91.1%
Asia
Others	0	0.0%	32,970	0.4%
	0	0.0%	32,970	0.4%

United States & Canada
Customer G	61,875	0.9%	714,365	8.6%
Customer H	2,815,343	42.0%		0.0%
others	0	0.0%		0.0%
	2,877,218	42.9%	714,365	8.6%

Total	6,701,682	100.0%	8,350,112	100.0%

Item 2. Management’s Discussion and Analyses of Financial Condition and Results of Operation

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

The statements contained herein which are not historical facts are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for the Company's future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including those contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008, in the section entitled "Risk Factors," and the Company's other periodic filings with the SEC. All forward- looking statements are qualified by these cautionary statements and apply only as of the date they are made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding our results of operations, financial condition and cash flows. The following discussion should be read in conjunction with the MD&A included in our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

We believe that greater online functionalities, applications and  digital distribution on the new platforms will improve revenue margins and encourage further industry growth. In addition, according to DFC Intelligence, new sales potential, revenue opportunities from wireless gaming, online console gaming, and in-game advertising are expected to grow substantially.

Industry Overview

Over the past two decades, the video game industry has advanced and become a valuable contributor to the entertainment consumption business. The estimated break-down of gamers in US households is 61% male and 39% female, with 47% of gamers between 13 and 24 years old, 30% between 25 and 39 years old; and 23% over 40 years old.

Worldwide, the video game market is projected to increase from $26.2 billion in 2004 to $46.5 billion in 2010, growing at an 11.4 percent compound annual rate. Asia Pacific, the largest market at $9.6 billion in 2004, is projected to maintain its dominance, growing at a 12.3 percent compound annual rate through 2010 to reach $17.4 billion. The United States has the second largest market and is expected to grow from $8.4 billion in 2005 to $13.0 billion in 2010, an 8.9 percent compounded annual according to Company Annual Reports of Crandell & Sidak. (WedBush Morgan).

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

Market Trends – Worldwide

The fastest-growing segment during the next five years, global video game spending is expected to increase significantly over the next years. By 2009, online and wireless will be major distribution channels, spurred by broadband penetration and new mobile phones that will be used as much for entertainment as for communication. The PC game market will shrink, and console game spending will grow as next generation consoles are introduced.

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

Console Installed Base

Since the introduction of PlayStation 2 in 2000, the console has sold over 140 million units worldwide according to games industry. biz. The PlayStation 3 has been introduced to the market in the second half of 2006. Microsoft introduced its next generation console, the Xbox 360, in November 2005. Playlogic will continue development of PlayStation2 titles, because of their large installed base of over 140 million units.

Microsoft’s Xbox360 has sold 32 million units so far. As of September 30, 2009, Sony has shipped approximately 26 million Playstation 3 units worldwide. Nintendo’s next generation console, called ‘Wii’ has sold more than 55 million units so far.

Nintendo Dual Screens (‘Nintendo DS’) and PlayStation Portable (‘PSP’) were both successfully introduced to the market. The sales volume of the Nintendo DS reached 110 million units by September 30, 2009, and PSP reached the sales volume of 50 million units sold.

PC Games

Playlogic will continue to also release PC games since, in comparison to next generation consoles games, these products are less expensive to develop, address a very wide target audience and contribute significant better margins. Furthermore Playlogic will focus on new successful platforms like the Nintendo DSi and Nintendo Wii.

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

(Expected) Release
Game	Studio	Platform	date to retail

Completed Games
Alpha Black Zero	Khaeon (NL)	PC	Released
Airborne Troops	Widescreen Games (F)	PS2, PC	Released
Cyclone Circus	Playlogic Game Factory (NL)	PS2	Released
Xyanide	Overloaded (NL)	Mobile Phones	Released
World Racing 2	Synetic (G)	PS2, Xbox, PC	Released
Knights of the Temple 2	Cauldron (SK)	PS2, Xbox, PC	Released
Gene Troopers	Cauldron (SK)	PS2, Xbox, PC	Released
Xyanide	Playlogic Game Factory (NL)	Xbox	Released (1)
Age of Pirates: Caribbean Tales	Akella (Russia)	PC	Released Q3 2006
Infernal	Metropolis (Poland)	PC	Released Q1 2007
Ancient Wars: Sparta	World Forge (Russia)	PC	Released Q2 2007
Xyanide Resurrection	Playlogic Game Factory (NL)	PSP	Released Q3 2007
Evil Days Of Luckless John	3A Entertainment (Great Britain)	PC	Released Q3 2007
Xyanide: Resurrection	Playlogic Game Factory (NL)	PS2	Released Q3 2007
Obscure 2	Hydravision (F)	PC	Released Q3 2007
Obscure 2	Hydravision (F)	PS2	Released Q3 2007
Obscure 2	Hydravision (F)	Wii	Released Q1 2008
Xyanide: Resurrection	Playlogic Game Factory (NL)	PC	Released Q1 2008
Dragon Hunters	Engine software (NL)	DS	Released Q1 2008
Aggression 1914	Buka (Russia)	PC	Released Q1 2008
Dimensity	Dagger Studio (Bulgaria)	PC	Released Q2 2008
Red Bull Break Dancing	Smack Down Productions (F)	DS	Released Q2 2008
Simon the Sorcerer 4	RTL /Silverstyle Studio (GER)	PC	Released Q2 2008
Worldshift	RTL Games (Germany)	PC	Released Q2 2008
Stateshift	Engine Software (NL)	PC	Released Q2 2008
Building & Co	Electrogames (F)	PC	Released Q3 2008
Vertigo	Icon Games Entertainment Ltd (GB)	PC, Wii	Released Q1 2009
Pool Hall Pro	Icon Games Entertainment Ltd (GB)	PC, Wii	Released Q1 2009
Age of Pirates 2: City of Abandoned Ships	Akella (Russia)	PC	Released Q1 2009
Sudoku Ball Detective	White Bear (NL)	Wii/PC/DS	Released Q2 2009
Infernal returns	Metropolis (Poland)	Xbox360	Released Q2 2009
Obscure 2	Hydravision (F)	PSP	Released Q3 2009
Aliens in the Attic	Engine Software (NL)	DS	Released Q3 2009
Aliens in the Attic	Revisotronic	PC, PS2, Wii,	Released Q3 2009
Aliens in the Attic	Engine Software (NL)	DS	Released Q3 2009

Under Development
Fairytale Fights	Playlogic Game Factory (NL)	PS3, Xbox360, PC	Q4 2009
Crazy Garage	White Birds	Wii, PSN, PC	Q1 2010
The Strategist	Humagade/Canada	Wii, PSN, XBLA, PC	Q1 2010
Zooloretto	White Bear (NL)	PC, Wii, DS	Q1 2010
Young Archeologist	White birds	Wii, PC	Q1 2010
Obscure 2	Hydravision (F)	DSi	Q1 2010
Undisclosed Title	TBA	PS3, Xbox360, PC	Q3/Q4 2010
Undisclosed Title	TBA	PS3, Xbox360, PC	Q3/Q4 2010

_______________

1       Released in the US only

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

Material agreements

During the nine months ended September 30, 2009, the Company entered into a number of publishing and distribution agreements.

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

 In February 2007, the FASB issued Statement ASC 825, “The Fair Value Option for Financial Assets and Financial Liabilities”, or SFAS 159.  SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value.  It is expected to expand the use of fair value measurements which is consistent with the Financial Accounting Standards Board’s long-term measurement objectives for accounting for financial instruments. The Company adopted this Statement as of January 1, 2009 but has not applied the fair value option to any eligible assets or liabilities as such. There was no impact to our financial condition or results of operations from the adoption of this Statement.

In December 2007, the FASB issued ASC 805, Business Combinations. This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. ASC 805 is effective for all fiscal years beginning after December 15, 2008 (January 1, 2009 for the Company) and interim periods within those years, with earlier adoption prohibited. We are evaluating the impact that the adoption of ASC 805 will have on our consolidated financial position, cash flows and results of operations. The effect will be dependent upon acquisitions at that time.

In December 2007, the FASB issued ASC 810, "Noncontrolling Interests in Consolidated Financial Statements--An Amendment of ARB No. 51, or ASC 810". FASB ASC 810 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FASB ASC 810 is effective for fiscal years beginning on or after December 15, 2008. The Company believes that FASB ASC 810 should not have a material impact on the consolidated financial position or results of operations.

In March 2008, the FASB issued ASC 815, "Disclosures about Derivative Instruments and Hedging Activities" ("ASC 815"). ASC 815 requires companies with derivative instruments to disclose information that should enable financial-statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. ASC 815 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

Also in May 2008, the FASB issued ASC 944, "Accounting for Financial Guarantee Insurance Contracts--an interpretation of FASB Statement No. 60" ("ASC 944"). ASC 944 interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of that Statement. ASC 944 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009. The Company is currently evaluating the impact of ASC 944 on its financial statements but does not expect it to have an effect on the Company's financial position, results of operations or cash flows.

In May 2008, the FASB issued ASC 470, "Accounting for Convertible Debt Instruments that may be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("ASC 470"). ASC 470 applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. ASC 470 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. ASC 470 is effective for financial statements issued for fiscal years after December 15, 2008, and must be applied on a retrospective basis. Early adoption is not permitted. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In June 2008, the FASB issued ASC 260, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("ASC 260"). ASC 260 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the earnings allocation in computing earnings per share under the two-class method as described in ASC 260, Earnings per Share. Under the guidance of ASC 260, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings-per-share pursuant to the two-class method. ASC 260 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and all prior-period earnings per share data presented shall be adjusted retrospectively. Early application is not permitted. The Company is assessing the potential impact of this ASC on the earnings per share calculation.

In June 2008, the FASB ratified ASC 815, "Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity's Own Stock" ("ASC 815"). ASC 815provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. ASC 815is effective for financial statements issued for fiscal years beginning after December 15, 2008. Early application is not permitted. The Company is assessing the potential impact of this ASC 815on the financial condition and results of operations.

In April 2009, the FASB issued ASC 805, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination thatArise from Contingencies , which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if fair value can be determined during the measurement period. ASC 805 specifies that an asset or liability should be recognized at time of acquisition if the amount of the asset or liability can be reasonably estimated and that it is probable that an asset existed or that a liability had been incurred at the acquisition date. ASC 805 is effective for all fiscal years beginning after December 15, 2008 (31 December 2009 for the Company). The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In May 2009, the FASB issued ASC 855, Subsequent Events which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. ASC 855is effective for interim or annual financial periods ending after June 15, 2009 (the Company's second quarter ended June 30, 2009). The implementation of this standard did not have a material impact on the Company's financial statements. Subsequent events were evaluated through the date of issuance of these consolidated financial statements on November 18, 2009 at the time this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission.

In June 2009, the FASB issued ASC 105 which replaces SFAS No. 162 , The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. ASC 105 is effective for interim and annual periods ending after September 15, 2009 (the Company's third quarter ended September 30, 2009). We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements . This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements , by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-13 to have a material impact on our Condensed Consolidated Financial Statements.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements that Include Software Elements . This guidance modifies the scope of FASB ASC subtopic 965-605, Software-Revenue Recognition , to exclude from its requirements non-software components of tangible products and software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-14 to have a material impact on our Condensed Consolidated Financial Statements.

Results of Operations

Three and nine months ended September 30, 2009 compared to three and nine months ended September 30, 2008

Net sales . Net sales for the nine months ended September 30, 2009 were $6,701,682 as compared to $9,418,489 for the nine months ended September 30, 2008. This decrease of $2,716,807 or 28% in revenue is primarily related to the release of fewer number of titles compared to 2008. For the three months ended September 30 the net revenue was $2,019,382 in 2009 compared to $1,068,377 in the same period 2008. This increase of $951,005 or 89% is caused by the fact that we have released more titles in the third quarter of 2009 than the third quarter of 2008.

Gross Profit .Gross profit totaled $1,737,632 for the nine months ended September 30, 2009. For the nine months ended September 30, 2008, gross profit totaled $4,642,009. This decrease is caused by the fact that gross profit as a percentage of sales can vary significantly from period to period due to the sales mix and the type of sales deals included. Furthermore, the Company has shortened the lifecycle per game on which the amortization is calculated. Therefore in some cases straight line amortization could exceed the percentage of sales amortization for a certain period. For the three months ended September 30 the gross profit was $33,108 in 2009 compared to $264,929 in the same period 2008. The decrease of $231,821 is also due to the fact described above.

Selling, Marketing, General and Administrative Expenses. Selling, marketing, general and administrative expenses totaled $6,645,614, for the nine months ended September 30, 2009. For the nine months ended September 30, 2008, selling, general and administrative expenses totaled $4,697,197. This represents an increase of  $1,948,417 or 42%. This increase in selling, general and administrative expenses is due to higher spending in marketing expenses, such as trade shows, but also game by game marketing. We presented our 2009 line up at the E3 trade show in Los Angeles in June 2009 and at the GamesCom in Cologne in August 2009. In the three months ended September 30, 2009 the Selling, Marketing, General & Administrative expenses amounted to $2,518,430 compared to $1,850,293 in 2008.  This represents an increase of $668,137 compared to prior year. This is due to the reason mentioned above.

Research and Development . Research and development expenses totaled $404,442 for the nine months ended September 30, 2009. For the nine months ended September 30, 2008, research and development totaled $301,031. This represents an increase of $103,411 or 34%. This increase is due to the fact that our in-house studio is focusing on the development of a game to be released in Q2 2011. For the three months ended September 30, 2009, the Research and Development expenses amounted to $307,698 compared to $125,589 in the same period 2008. This increase is also due to the fact that one in-house studio is focusing on the development of a game to be released in Q2 2011. Furthermore, the studio is investing time in the development of future downloadable content.

Depreciation . Depreciation expenses totaled $301,098 for the nine months ended September 30, 2009. For the nine months ended September 30, 2008, the depreciation expense totaled $284,234. The increase is due to new investments made due to the move of the Company’s headquarters during 2008. Mainly investments in leasehold improvement and furniture have been made. For the three months ended September 30, 2009 the depreciation amounted $93,628 compared to $127,829 in the same period 2008. This decrease is due to the fact that some fixed assets of our in-house studio have been fully depreciated during the third quarter of 2009.

Interest Expense .Interest expense totaled $999,971 for the nine months ended September 30, 2009. For the nine months ended September 30, 2008, interest expense totaled $259,890. This represents an increase of $740,081. This increase in interest expense is primarily due to the increase of interest bearing short term loans during the year.  Also, the Company issued warrants in connection with these loans.  The amortization of the debt discount is recorded as interest expense (expenses amount to $483,091 for the first nine months of 2009 compared to $98,000 for the same period in 2008. These expenses are shown on a separate line in the P&L). For the three months ended September 30, 2009 the interest expense amounted to $493,069 compared to $191,172 in the same period 2008. This increase is caused by the same facts as described above.

Net Result. Our net loss was $6,724,284 for the nine months ended September 30, 2009. For the nine months ended September 30, 2008, the net loss totaled $1,953,495. The decrease in the net result is due to the lower sales in the first nine months of 2009 as disclosed above. Furthermore, the need to spend more money on PR and Marketing of the products has led to higher costs. For the three months ended September 30, 2009 the net loss amounted to $3,384,552 compared to a net loss of $2,994,301 in the same period 2008. The decrease in the result is due to increased expenses in PR and Marketing as well as a lower gross margin due to higher cost of goods due to console games as opposed to PC titles.

Other comprehensive income . Other comprehensive income represents the change of the Currency Translation Adjustments balance during the reporting period. The Currency Translation Adjustments balance that appears in the stockholders’ equity section is cumulative in nature and is a consequence from translating all assets and liabilities at current rate whereas the stockholders’ equity accounts are translated at the appropriate historical rate and revenues and expenses being translated at the weighted-average rate for the reporting period. The change in currency translation adjustments was $(1,447,527) for the nine months ended September 30, 2009 and $(975,302) for the nine months ended September 30, 2008. For the three months ended September 30, 2009 the comprehensive income amounted to $(1,082,831) compared to $(104,667) in the same period 2008. The amounts are relatively high this year due to the sharp fluctuations of the US Dollar compared to the EURO.

Liquidity and Capital Resources

As of September 30, 2009 our cash balance was $775,416.

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

Our net accounts receivable, after providing an allowance for doubtful accounts, at September 30, 2009 was $4,736,634.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders’ equity. For the nine months ended September 30, 2009, our accumulated foreign currency translation adjustment loss was approximately $5.4 million.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of September 30, 2009 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2009, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Playlogic International, Inc.

Date: November 18, 2009	By:	/s/ Willem M. Smit
Willem M. Smit Chief Executive Officer

Exhibit Index

Exhibits

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.