Form 10-K
period 2009-12-31
PLAYLOGIC ENTERTAINMENT INC
filed 2010-05-17
CIK 1141590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED:  DECEMBER 31, 2009

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

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒  No  []

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  [] No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  []

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     []

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "accelerated filer, large accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer []	Accelerated filer []	Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Act).    Yes  []  No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant's most recently completed second fiscal quarter was approximately $44,225,671.

As of April 22, 2010, there were 69,717,713 shares of the Registrant's common stock outstanding.

PLAYLOGIC ENTERTAINMENT ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

TABLE OF CONTENTS

PART I
ITEM 1. BUSINESS

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
The statements contained herein which are not historical facts are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for the Company's future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including, but not limited to, those discussed under the heading "Item 1A. Risk Factors” beginning on page 12.All forward- looking statements are qualified by these cautionary statements and apply only as of the date they are made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise

Given these uncertainties, readers of this Annual Report and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

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

General

Our principal business office is located at the World Trade Centre, C-Tower 10 th Floor, Strawinskylaan 1041, 1077 XX Amsterdam, The Netherlands, and our telephone number at that address is 31-20-676-0304.

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

As a publisher, we are responsible for publishing, sales and marketing of our products. We sell our products to distributors, who sell to retail. Furthermore, we sell directly to consumers through online distribution channels. Since 2008 we have been selling our products online through our own website in a specifically designed store. In 2009 further strategic, operational and organizational changes have been made for publishing titles digitally through PSN and Xbox Live.

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

Game development studio’s require financing for their titles to be developed and published. We evaluate each of these offers based on several factors, including sales potential, market conditions, technology used, track record and human resources of the studio, production pipeline and project management skills. Determining factors is the implementation of our product strategy in the face rapidly changing market conditions consumer choice and behavior.

We select which games we develop, based on our analysis of consumer trends and behavior and our experience with similar or competitive products. Full due diligence and a financial risk analysis / assessment are part of this process. Once a title has been selected a development studio is assigned based upon its qualifications, previous experience and prior performance. Once developed, we distribute our games worldwide through existing distribution channels with experienced distributors.

We generally aim to release our titles simultaneously across a range of hardware formats leveraging development risks and increasing potential total unit sales per SKU with a marginal augmentation in development time, resources and associated costs.

We believe that greater online functionality and the vast processing capabilities, as well as games with simplified and innovative controls (i.e. Nintendo Wii motion plus, Nintendo DSi, Playstation 3 Sixaxis, Playstation Eye, Playstation Move and Microsoft’s Natal) of the new platforms will further increase the total world wide installed base, diversifying the consumer base and foster further growth in our industry.

Playlogic has created a balance between games available in various genres for all exisiting platforms. To spread risk and broaden Playlogic’s portfolio a greater focus will be towards digital releases minimizing retail exposure and associated costs.

Market Trends - Worldwide

We believe that at a high level the game market is divided into three broad segments: hard-core consumers, moderate consumers and mass-market (or casual consumers). Of course, the market is much more complex than this basic analysis. Hard-core consumers can be further subdivided into hard-core PC gamers and hard-core console gamers. We think these are two very different types of consumers. These groups could be further divided into such segments as hard-core simulation gamers, hard-core FPS gamers, hard-core fighting gamers, hard-core Nintendo fans, etc. However, before understanding these smaller sub-segments, it is important to understand the broader classification of gamer types.

We believe, the most important point to note is that there is little movement between the groups. Think of it as a pyramid, with the mass-market gamer at the base and the hard-core gamer at the pinnacle. The majority of gamers will be at the bottom. As a general rule of thumb, about 50-75% of the game-playing population sits at the base in the mass-market gamer category.

Somewhere between 15% to 30% are in the moderate gamer slots and the rest are the hardcore gamers. Of course, it will vary by type of product and market, but as a general rule of thumb the pyramid theory should apply to most analysis.

We believe it is very hard to take an established mass market gamer and make them a moderate or hard-core gamer. However, that is not to say that the overall pyramid is not growing. DFC's entire forecast for the interactive entertainment industry is based on the premise that the overall pyramid is growing. However, this growth is occurring slowly over time.

We think that adults playing games has been the biggest growth driver for the game industry. Obviously, this starts to benefit companies like Nintendo that have brands that were popular 25 years ago.

We believe it is hard to take a casual gamer and all of the sudden make them a hard-core gamer. However, demographics naturally grow the pyramid over time. DFC's argument was a simple two-fold analysis where we said: 1) there will be growth in the pyramid as the core audience ages and continues to play games when they reach adulthood, and 2) advances in technology will allow for people to have access to games anytime, anyplace, anywhere. In other words, gamers will not be limited to playing in front a TV set. They can also play on a PC or all kinds of future portable devices.

When looking at the concept of anytime, anyplace, anywhere, we believe a key issue is what type of products will be suitable for specific platforms. In other words, is a hard-core gamer looking to play first-person shooters on a portable game system? DFC's theory has been that hard-core gamers tend to play a wide range of products depending on location and availability. Thus, delivering an intense FPS on a cell phone doesn't necessarily make sense. While it is difficult to get a mass-market gamer to play a hard-core game, hard-core gamers also like to play more mass market games. This is especially true when it comes to playing on a portable system that simply doesn't have the power of a PC or Xbox 360.

To test our anytime, anyplace, anywhere thesis, DFC recently conducted a survey of over 6000 users. A major portion of this survey focused on the usage of portable devices and mobile phones.

We believe the results clearly showed that most PC gamers are "multiplatform gamers." In other words, they also play console and portable games. Of course, the dedicated game platforms still dominate with this audience. When it comes to portable systems, the Nintendo DS is the strongest (based on units sold), but it is closely followed by the Sony PSP. However, a surprising number of consumers also own an iPhone or an iPod Touch.

Furthermore, among these users the iPod Touch is very popular. When specifically asked, over 22% of respondents said they either owned or planned to buy an iPod Touch. In the recent DFC report on the iPhone game market we argued that the iPod Touch was an important driver for the overall iPhone market and is why the iPhone is a more compelling platform than other mobile phones.

We believe the growth in portable games is really about a growth in the overall pyramid and new technology that allows for play anytime, anyplace, anywhere. The Nintendo DS has set all kinds of records for best-selling game system ever. We think that it will be hard for other dedicated game systems to match the success of the DS in the next few years. However, that does not mean that non-dedicated game devices and mobile phones will replace or overtake the dedicated devices. The dedicated devices should still account for the bulk of revenue, even if total sales remain stagnant. The iPhone/iPod Touch platform is a compelling alternative but it has a long way to come close to replacing a Nintendo DS or Sony PSP. Nevertheless, the game market has grown to the point where multiple devices can co-exist, and even overlap in consumer ownership.

The report, “Consumer Trends in Virtual Goods and Downloadable Gaming in North America and Europe,” found that gamers are quite comfortable purchasing virtual items. 88 percent of respondents said they had purchased some form of digital content (including music, movies and games), and 60 percent of those responding indicated they had purchased an in-game virtual good.

We believe the current Xbox 360/PS3/Wii console cycle is already on a path to be much longer than previous cycles, and by the time new consoles do hit the market, advances in online gaming and distribution could mean the next cycle will be the last.

While the traditional video game business is still a safe bet for the short term, longer term prospects are more hazy, and Merel isn't sure if there will be another console cycle after the next one.

Whether on consoles or PC, online gaming has really taken off in recent years. The rise of casual and social games has certainly been a big contributor. Lazard Capital Markets recently held a meeting with PlaySpan, which helps facilitates payments for virtual goods in online games, and the firm noted that there are big growth opportunities in micro-transactions.

1 Source: DFC Intelligence

Lazard's Colin Sebastian said the worldwide market for online games should surpass $15 billion this year, and sales of virtual goods are likely to exceed $1 billion.2

Consumers

We think that several Demographic trends and fundamental market drivers will determine the the size of the interactive entertainment software market. The most compelling of these include the widening age demographic of the interactive game consumer, rapid growth of teen and twenty-something population, Growth of the female gamer market, penetration of Nintendo Wii among people over 40, and the increasing disposable incomes of teens and pre-teens. The trends will continue to drive sales growth in both the hardware and software sectors.

We believe that the primary driver behind the industry’s growth is the dramatic expansion in age profile of the interactive game consumer.

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

We believe there will be a continuing expansion of the age demographic for at least another 20 years, as the oldest gamers stay interested in games well into their 60s and children continue to embrace games.

2 Source: Lazard

Release Overview

We have released the following games to date:

(Expected) Release
Game	Studio	Platform	date to retail
Completed Games
Alpha Black Zero	Khaeon (NL)	PC	Released
Airborne Troops	Widescreen Games (F)	PS2, PC	Released
Cyclone Circus	Playlogic Game Factory (NL)	PS2	Released
Xyanide	Overloaded (NL)	Mobile Phones	Released
World Racing 2	Synetic (G)	PS2, Xbox, PC	Released
Knights of the Temple 2	Cauldron (SK)	PS2, Xbox, PC	Released
Gene Troopers	Cauldron (SK)	PS2, Xbox, PC	Released
Xyanide	Playlogic Game Factory (NL)	Xbox	Released (1)
Age of Pirates: Caribbean Tales	Akella (Russia)	PC	Released Q3 2006
Infernal	Metropolis (Poland)	PC	Released Q1 2007
Ancient Wars: Sparta	World Forge (Russia)	PC	Released Q2 2007
Xyanide Resurrection	Playlogic Game Factory (NL)	PSP	Released Q3 2007
Evil Days Of Luckless John	3A Entertainment (Great Britain)	PC	Released Q3 2007
Xyanide: Resurrection	Playlogic Game Factory (NL)	PS2	Released Q3 2007
Obscure 2	Hydravision (F)	PC	Released Q3 2007
Obscure 2	Hydravision (F)	PS2	Released Q3 2007
Obscure 2	Hydravision (F)	Wii	Released Q1 2008
Xyanide: Resurrection	Playlogic Game Factory (NL)	PC	Released Q1 2008
Dragon Hunters	Engine software (NL)	DS	Released Q1 2008
Aggression 1914	Buka (Russia)	PC	Released Q1 2008
Dimensity	Dagger Studio (Bulgaria)	PC	Released Q2 2008
Red Bull Break Dancing	Smack Down Productions (F)	DS	Released Q2 2008
Simon the Sorcerer 4	RTL /Silverstyle Studio (GER)	PC	Released Q2 2008
Worldshift	RTL Games (Germany)	PC	Released Q2 2008
Stateshift	Engine Software (NL)	PC	Released Q2 2008
Building & Co	Electrogames (F)	PC	Released Q3 2008
Vertigo	Icon Games Entertainment Ltd (GB)	PC, Wii	Released Q1 2009
Pool Hall Pro	Icon Games Entertainment Ltd (GB)	PC, Wii	Released Q1 2009
Sudoku Ball Detective	White Bear (NL)	Wii/PC/DS	Released Q2 2009
Age of Pirates 2: City of abandoned ships	Akella (Russia)	PC	Released Q2 2009
Infernal: Hells Vengeance	Metropolis (Poland)	Xbox360	Released Q2 2009
Obscure 2	Hydravision (F)	PSP	Released Q3 2009
Aliens in the Attic	Engine Software (NL)	DS	Released Q3 2009
Aliens in the Attic	Revisotronic	PC, PS2, Wii,	Released Q3 2009
Fairytale Fights	Playlogic Game Factory (NL)	PS3, Xbox360	Released Q4 2009

Under development
Crazy Garage	White Birds (FR)	Wii, PSN, XBLA	Q2/Q3 2010
Young Archeologist	White Birds (FR)	Wii, PSN, XBLA	Q2/Q3 2010
The Strategist	Frima Studio (Canada)	Wii, PSN, XBLA, PC	Q2/Q3 2010
Undisclosed title	TBA	PSN, XBLA	Q3 2010
Undisclosed title	TBA	PSN, XBLA	Q4 2010
Undisclosed title	TBA	PSN, XBLA	Q4 2010
______________

1       Released in the US only

Material agreements

We entered into the following material agreements in the fiscal year ended December 31, 2009:

Throughout the year 2009, we entered into a number of bridge financing contracts with two existing shareholders. Due to lack of cash flow and the need to refinance the Company, the loan providers have waived a substantial part of their loans as of December 31, 2009.

On November 19, 2009, we announced that we signed a distribution agreement with AFA interactive for the distribution of our games in Australia and New Sealand.

On September 15, 2009, we announced the pre-order campaign for Fairytale Fights on Playstation 3 and Microsoft Xbox360. The game will be available in stores in North America starting October 23, 2009 and in Europe on October 27, 2009.

On September 7, 2009, we announced that we signed an agency agreement with Brizamila Entertainment, for the sale of our titles in the Benelux territory.

On August 4, 2009, we announced that Aliens in the Attic has been released on Nintendo Wii, Nintendo DS, Playstation 2, and PC. Aliens in the Attic, the game, will be released per territory along with the Twentieth Century Fox movie.

On June 30, 2009, we announced that Infernal: Hells Vengeance is available for Microsoft Xbox360.

On June 11, 2009, we announced that we signed a distribution agreement with Koch Media GmbH for the distribution of our titles in the Pan-European market. The main countries of focus are Germany, France, Spain and Portugal, Italy, the UK and the Nordic countries.

On June 4, 2009, we announced that Obscure II, to be released in September 2009 on PSP, will also be released on the new PSP-Go.

On May 13, 2009, we announced that we have received our publishing license for North America for the Nintendo DS, Nintendo DSi and Nintendo Wii.

On May 5, 2009, we announced that Obscure II would be released in September 2009. The game, previously released on Nintendo Wii, Playstation 2 and PC, will be released on Playstation Portable (PSP).

On May 5, 2009, we announced that Vertigo for Nintendo Wii and  for PC would be released in May 2009.

On April 21, 2009, we announced that Pool Hall Pro for Nintendo Wii and PC would be released in June 2009.

On April 20, 2009, we announced that Age of Pirates 2: City of Abandoned Ships for PC would be released in May 2009.

On April 9, 2009, we announced that we have contracted Reverb Communications as our Marketing and Public Relations Agency of record.

On April 2, 2009, we announced that we signed a distrution agreement with U&I Entertainment for the distribution of our titles in the North American market.

Sales and Distribution

Our sales forecasts for each game are based mostly upon similar or competitive products and the sell through those products have achieved. We also work with our distributors to generate realistic unit sales figures and revenues based upon their experience and consultation with the retail stores in each of our global territories.

Generally, we aim to release our titles simultaneously across a range of hardware formats, rather than exclusively for one platform. We believe this allows us to spread the development risk and increase the sales potential, with only a minimal increase in development time and resources spent.

We seek to increase sales and maximize profit potential of all our games by reducing the wholesale and recommended retail prices of our products at various times during the life of a product. Price reductions may occur at anytime in a product's life cycle, but we expect they will typically occur two to four months after a product's initial launch.  We also employ various other marketing methods designed to promote consumer awareness and sales, such as attendance at trade and consumer shows, and we intend to organize in-store promotions, point of purchase displays and co-operative advertising.
New promotional tools include Facebook and Twitter accounts and You Tube channels that we have created for the company and our latest games.

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

Furthermore, in 2009 Playlogic has been selling their products online through our own website in a specifically designed store GameEssence.com. Our products are also available on third party game portals.

A new important revenue channel will be through digital downloads of our portfolion on Playstation Network (PSN), Xbox Live Arcade (XBLA) and dedicated Game sites including our own game portal.

The traditional boxed retail market has become increasingly challenging due to increased retail competion on pricing, price protection, cost of manufacturing shipping as well as associated logistics.

Digital downloads alleviate many of the costs and risks associated with tradiotional boxed products and give Playlogic more control over their release schedule, shorter time to market, lower pricdes to consumer while retaining similar profit margins and increased control on unit sell through and revenues.

In 2009 we have signed agreements with Koch Media for the distribution of our portfolio in the main countries in Europe. This agreement covers the UK, Germany, France, Spain/Portugal, Italy and the Nordic countries. In North America, we have signed an agreement with U&I Entertainment, a company that sells our product mainly to GameStop, Walmart, Best Buy, Target and Amazon.com. As in prior years, we have a first party development contract with Sony Computer Entertainment Europe, on which we monthly invoice milestone amounts. These three contracts cover the main territories and activities and are therefore of significant importance to our business. For 2009, these three customers cover 75% of revenues. At year-end approximately 75% of receivables relate to these three customers.

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

We do not have patents on our products or Intellectual Property. We do protect our titles with copyrights.

We own or have licensed trademarks and copyrights of the following games:

		Games	Platform	Area
1.		Alpha Black Zero	PC	Worldwide
2.		Airborne Troops	PS2	Worldwide
			PC	Worldwide
3.	a.	Xyanide Resurection	PSP	Worldwide
	b.	Xyanide Mobile	Mobile Phones	Worldwide
4.		Cyclone Circus	PS2	Worldwide
5.		World Racing 2	PS2	Worldwide
			Xbox	Worldwide
			PC	Worldwide
6.		Knights of the Temple 2	PS2	Worldwide
			Xbox	Worldwide
			PC	Worldwide
7.		Gene Troopers	PS2	Worldwide
			Xbox	Worldwide
			PC	Worldwide
8.		Age of Pirates: Caribbean Tales	PC	Worldwide (1)
9		Ancient Wars: Sparta	PC	Worldwide (2)
10.		Infernal	PC, Xbox360	Worldwide (3)
11.		Evil days of Luckless John	PC	Worldwide
12.		Obscure2	PC,PS2,Wii	Worldwide
13.		Fairytale Fights	PS3, Xbox360, PC	Worldwide
14.		Age of Pirates 2: City of Abandoned Ships	PC	Worldwide
15		Dimensity	PC	Worldwide
16.		Young Archeologists/Aztec Treasure Hunt	Wii, XBLA, PSN	Worldwide
17.		Crazy Garage	Wii, XBLA, PSN	Worldwide
18.		The Strategist	PC, Wii, XBLA, PSN	Worldwide
_____________

(1) Excluding former USSR, Poland, Check, Slovak and South Africa
(2)   Excluding former USSR
(3)   Excluding Japan, former USSR

Employees

As of December 31, 2009, we employed 101 full-time employees and 5 part-time employees. All of our employees are based in the Netherlands and have executed employment agreements with us, which are governed by the law of the Netherlands. Substantially all of the employment contracts are running for an indefinite period of time. As to the senior executives mentioned under Item 10, the Company may terminate the employment upon a six-month notice, and a senior executive may terminate the employment upon a three-month notice. As to non-executive employees, the Company may terminate the employment upon a two-month notice, and the employee may terminate the employment upon a one-month notice. We are obliged to continue to pay base salary and fringe benefits to our employees during the notice period. We typically pay an annual base salary and allow our staff certain benefits. Our employees are entitled to 26 vacation days a year. 13 of our employees are entitled to a company car. Two of our senior non-Dutch executives are entitled to receive allowances for housing, and home leave travel cost. With the exception of the disclosures made under Item 10, we did not grant any bonuses during 2007. Under Dutch law, we are obliged to pay the employees in the event of illness 100% of base salary from the first day of illness reporting for a maximum period of 52 weeks, calculated from this first day of illness. After the lapse of the period of 52 weeks, we pay 70% of the base pay during a period with a maximum of 52 weeks counted from the first day of the 53rd week following the date of illness reporting. We currently do not have any pension plan or other retirement schedule. The costs associated with employer’s contribution to the Dutch social security system are per employee in the range of 15% of annual base pay.

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

Risks relating to our business

There is substantial doubt about our ability to continue as a going concern. If the Company does not obtain any necessary financing, we may need to cease operations.

The Company’s management states that in order to satisfy its working capital requirements through the second quarter of 2010, it will need to obtain additional financing from third parties. If the Company does not obtain any necessary financing in the next months, we may need to cease operations. There is no legal obligation for either management or significant shareholders to provide additional future funding. Consequently, there is substantial doubt about our ability to continue as a going concern. We have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to us to allow us to cover the expenses related to such activities.

We are dependent on financing by third parties, and if we are not able to obtain the necessary financing for our operations, our business will be significantly harmed, and we may need to cease operations.

We expect that our current cash balance and cash generated from operations will be sufficient to cover our working capital costs through April 2010. We will need to obtain additional financing from third parties. We expect our capital requirements to increase over the next several years as we continue to develop new products, increase marketing and administration infrastructure, and embark on in-house business capabilities and facilities. Our future liquidity and capital funding requirements will depend on numerous factors, including, but not limited to, the cost of hiring and training production personnel who will produce our titles, the cost of hiring and training additional sales and marketing personnel to promote our products, and the cost of hiring and training administrative staff to support current management. The Company is currently in the process of increasing the liquidity of the Company. If we do not obtain the necessary financing in the short term, this will impact our business, our results and operations. If we do not obtain the necessary financing in the short term, we may need to cease operations.

We have experienced losses this year and in prior years and may not be able to become profitable on a consistent basis.

We commenced operations in April 2002. Our business strategy may not be successful. Our failure to implement our business strategy or an unsuccessful business strategy could materially adversely affect our business, financial condition and operations.

For the year 2009 we recorded net revenue of $11.1 million and reported a net loss of $20.3 million. We had a net consolidated loss in 2008 of $9.5 million, net consolidated profit of $0.7 million in 2007 and net consolidated losses of $12,548,400 in 2006, $9,674,004 in 2005, $20,162,853 in 2004, $7,657,536 in 2003 and $2,199,945 in 2002. The net consolidated losses of $20,162,853 in 2004 included a one-time expense of $9,824,400 related to the grant of options to some of our shareholders in 2004.

We may not be able to be profitable on a consistent basis in the future. The report of Playlogic's independent auditors on the December 31, 2009 financial statements include an explanatory paragraph indicating there could be uncertainties about Playlogic's ability to continue as a going concern.

We must publish "hit" titles in order to compete successfully in our industry.

A significant portion of our revenues are derived from a limited number of titles. If we fail to develop new, commercially successful titles, our business may be harmed.

For the year ended December 31, 2009 two titles, Fairytale Fights and Infernal: Hells Vengeance and our first party developer contract with Sony Computer Entertainment Europe accounted for approximately 74% of our revenue. For the year ended December 31, 2008, three titles, Obscure II, Dragon Hunters and Red Bull BC One accounted for approximately 41% of our revenues. For the year ended December 31, 2007 three titles, Ancient Wars: Sparta, Infernal and Obscure II accounted for approximately 60% of our revenues. For the year ended December 31, 2006, two titles, Age of Pirates: Caribbean Tales and World Racing 2, accounted for approximately 60% of our revenues for the year ended December 31, 2005, three titles, World Racing 2, Gene Troopers, Knights of the Temple 2 accounted for approximately 60% of our revenues. For the year ended December 31, 2004, one title, Alpha Black Zero accounted for 100% of our revenues. We did not have any revenue in 2003 or 2002. Our future titles may not be commercially viable. We also may not be able to release new titles within scheduled release times or at all. If we fail to continue to develop and sell new, commercially successful titles, our revenues and profits may decrease substantially and we may incur losses.

Competition in our industry is intense and a relatively small number of hit titles account for a large portion of total revenue in our industry. Hit products offered by our competitors may take a larger share of consumer spending than we anticipate, which could cause revenue generated from our products to fall below our expectations. If our competitors develop more successful products or services at lower price points or based on payment models perceived as offering better value (such as pay-for-play or subscription-based models), or if we do not continue to develop consistently high quality and well-received products and services, our revenue and profitability may decline.

Our business is competitive which means titles from other publishers take a big part of consumer spendings.

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

We are subject to product development risks which could result in delays and additional costs, and we must adapt to changes in software technologies.

We depend on our internal development studio and third party software developers to develop new interactive entertainment software within anticipated release schedules and cost projections. The development cycle for new titles generally ranges from 12 to more than 24 months. Development times and costs of current generation software have increased substantially as a result of the additional and enhanced features available in the newest games. If our third party software developers experience unanticipated development delays, financial difficulties or additional costs we will not be able to release titles according to our schedule and at budgeted costs. Certain of our licensing and marketing agreements also contain provisions that would impose penalties if we fail to meet agreed upon game release dates. There can be no assurance that our products will be sufficiently successful so that we can recoup these costs or make a profit on these products.

Additionally, in order to stay competitive, our internal development studio must anticipate and adapt to rapid technological changes affecting software development. Any inability to respond to technological advances and implement new technologies could render our products obsolete or less marketable.

The market for our titles is characterized by short product life cycles. The inability of our products to achieve significant market acceptance, delays in product releases or disruptions following the commercial release of our products may have a material adverse effect on our operating results.

The market for video games is characterized by short product lives and frequent introductions of new products. New products may not achieve significant market acceptance, generate sufficient sales or be introduced in a timely manner to permit us to recover development, manufacturing and marketing costs associated with these products. The life cycle of a title generally involves a relatively high level of sales during the first few months after introduction followed by a rapid decline in sales. Because revenue associated with an initial product launch generally constitutes a high percentage of the total revenue associated with the life of a product, delays in product releases or disruptions following the commercial release of one or more new products could have a material adverse effect on our operating results and cause our operating results to be materially different from our expectations.

Our business is subject to the continued popularity of current generation video game platforms and our ability to develop commercially successful products for these platforms.

We derive most of our revenue from the sale of products for play on video game platforms manufactured by third parties, such as Sony's PlayStation 3 and PSP, Microsoft's Xbox 360 and Nintendo's Wii and DS. The success of our business is subject to the continued popularity of these platforms and our ability to develop commercially successful products for these platforms.

If the average price of our prior generation software titles continues to decline or if we are unable to sustain launch pricing on current generation titles, our operating results may suffer.

The interactive entertainment software and hardware industry is characterized by the introduction of new and enhanced generations of products and evolving industry standards. Current generation titles for the PS3, Xbox 360 and Wii have been offered at premium retail prices since the launch of such consoles. We expect to continue to price current generation titles at a premium level. However, circumstances may arise in which we may need to reduce prices for such titles. For example, the current economic downturn has reduced consumer demand and some of our competitors have temporarily dropped and may continue to drop the pricing of their games for promotional purposes. In addition, retailers have been increasingly funding their own promotional pricing programs. Continued promotional pricing could require us to reduce prices on our current generation titles. If we are unable to sustain launch pricing on these current generation titles, it will have a material adverse effect on our margins, profitability and operating results.

Consumer demand for software for prior generation platforms has declined as newer and more advanced hardware platforms achieve market acceptance. Consequently, pricing for prior generation titles across the industry has declined and we expect it to continue to decline. Furthermore, prior generation titles may be subject to price reductions earlier in their product life cycles than we experienced in prior years. As a result, we have reduced prices for our prior generation software titles and we expect to continue to reduce prices for such software titles, which will have a negative impact on our operating results. These changes may cause the value of our inventory to decline substantially or to become obsolete.

We depend on our key management and product development personnel.

Our continued success will depend to a significant extent on our senior management. We are also highly dependent on the expertise, skills and knowledge of certain of our employees in our in-house Studio, responsible for content creation and development of our Fairytale Fights titles. Although we entered into employment agreements with members of the creative team, we may not be able to continue to retain these personnel at current compensation levels, or at all.

The loss of the services of our executive officers or our key Studio employees could significantly harm our business. In addition, if one or more key employees were to join a competitor or form a competing company, we may lose additional personnel, experience material interruptions in product development, delays in bringing products to market and difficulties in our relationships with licensors, suppliers and customers, which would significantly harm our business. Failure to continue to attract and retain other qualified management and creative personnel could adversely affect our business and prospects.

The recent decline in consumer spending and other adverse changes in the economy have negatively affected our business and any further declines in consumer spending or other adverse changes in the economy could have a material adverse impact on our business and operating results.

Most of our products involve discretionary spending on the part of consumers. We believe that consumer spending is influenced by general economic conditions and the availability of discretionary income. This makes our products particularly sensitive to general economic conditions and economic cycles as consumers are generally more willing to make discretionary purchases, including purchases of products like ours, during periods in which favorable economic conditions prevail. As a result of the current national and global economic downturn, overall consumer spending has declined and retailers globally have taken a more conservative stance in ordering game inventory. Continued adverse economic conditions such as a prolonged U.S. or international general economic downturn, including periods of increased inflation, unemployment levels, tax rates, interest rates, energy prices or declining consumer confidence could also reduce consumer spending. Reduced consumer spending has and may continue to result in reduced demand for our products and may also require increased selling and promotional expenses, which has had and may continue to have an adverse impact on our business, financial condition and operating results. Furthermore, uncertainty and adverse changes in the economy could also increase the risk of material losses on our investments, increase costs associated with developing and publishing our products, increase the cost and availability of sources of financing, and increase our exposure to material losses from bad debts, any of which could have a material adverse impact on our financial condition and operating results. If economic conditions worsen, our business, financial condition and operating results could be adversely affected.

Our quarterly operating results are dependent on the release of "hit" titles and are highly seasonal which may cause our quarterly operating results to fluctuate significantly.

We have experienced and may continue to experience wide fluctuations in quarterly operating results. The release of a "hit" title typically leads to a higher level of sales during the first few months after introduction followed by a rapid decline in sales. In addition, the interactive entertainment industry is highly seasonal, with sales typically higher during the fourth calendar quarter, due primarily to increased demand for games during the holiday season. Our failure or inability to produce "hit" titles or introduce products on a timely basis to meet seasonal fluctuations in demand could adversely affect our business and operating results. The uncertainties associated with software development, manufacturing lead times, production delays and the approval process for products by hardware manufacturers and other licensors make it difficult to predict the quarter in which our products will ship and therefore may cause us to fail to meet financial expectations.

We may not be able to adequately adjust our cost structure in a timely fashion in response to a sudden decrease in demand.

A significant portion of our selling and general and administrative expense is attributable to expenses for personnel and facilities. In the event of a significant decline in revenue, we may not be able to dispose of facilities, reduce personnel or make other changes to our cost structure without disruption to our operations or without significant termination and exit costs. Management may not be able to implement such actions in a timely manner, if at all, to offset an immediate shortfall in revenue and profit. Moreover, reducing costs may impair our ability to produce and develop software titles at sufficient levels in the future.

Returns of our published titles by our customers and price concessions granted to our customers may adversely affect our operating results.
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

Increased sales of used video game products could lower our sales.

Certain of our larger customers sell used video games, which are generally priced lower than new video games. If our customers continue to increase their sales of used video games, it could negatively affect our sales of new video games and have an adverse impact on our operating results.

A limited number of customers account for a significant portion of our sales. The loss of a principal customer could seriously hurt our business.

Sales to our four largest customers accounted for approximately 80% of our revenues for the year ended December 31, 2009.

Sales to our four largest customers accounted for approximately 63% of our revenues for the year ended December 31, 2008. Sales to our four largest customers accounted for approximately 76% of our revenues for the year ended December 31, 2007. Sales to our four largest customers accounted for approximately 88% of our revenues for the year ended December 31, 2006. The loss of our relationships with principal customers or a decline in sales to principal customers, including as a result of a product being rated "AO" (age 18 and over), could materially adversely affect our business and operating results. Furthermore, our customers may also be placed into bankruptcy, become insolvent or be liquidated due to the current economic downturn, the global contraction of credit or for other factors. Bankruptcies or consolidations of certain large retail customers could seriously hurt our business, including as a result of uncollectible accounts receivable from such customers and the concentration of purchasing power among remaining large retailers.

If our marketing and advertising efforts fail to resonate with our customers, our business and operating results could be adversely affected.

Our products are marketed worldwide through a diverse spectrum of advertising and promotional programs such as television and online advertising, print advertising, retail merchandising and website development. Our ability to sell our products and services is dependent in part on the success of these programs. If the marketing for our products and services fails to resonate with our customers, particularly during the holiday season or other key selling periods, or if advertising rates or  other media placement costs increase, these factors could have a material adverse impact on our business and operating results.

We rely on a primary distribution service provider for a significant portion of our products and the failure of this service provider to perform as expected could harm our operating results.

We sell our products to our customers in the United States primarily through a Sales Rep organization U&I Entertainment. U&I Entertaiment ensures shipping through a distribution service provider, Ditan Distribution, LLC. Ditan provides shipping, receiving, warehouse management and related functions. If Ditan does not perform these services in a satisfactory manner, or if we desire or are required to replace either U&I Entertainment as our Sales Rep organization or Ditan as our primary distributor and are unable to do so, our sales and operating results could suffer.

The interactive entertainment software industry is highly competitive both for our publishing and distribution operations.

We compete for the sale of interactive entertainment software with Sony, Microsoft and Nintendo, each of which is a large developer and marketer of software for its own platforms. We also compete with other game publishers, such as Electronic Arts, Activision Blizzard, Take 2 Interactive, THQ, Capcom, Square Enix, Konami, Namco-Bandai, SEGA and Ubisoft. As our business is dependent upon our ability to develop hit titles, which require increasing budgets for development and marketing, the availability of significant financial resources has become a major competitive factor in developing and marketing software games. Some of our competitors have greater financial, technical, personnel and other resources than we do and are able to finance larger budgets for development and marketing and make higher offers to licensors and developers for commercially desirable properties. Our titles also compete with other forms of entertainment, such as motion pictures, television and audio and video products featuring similar themes, online computer programs and other entertainment, which may be less expensive or provide other advantages to consumers.

Our distribution business also operates in a highly competitive environment. Competition is based primarily on breadth, availability and quality of product lines; price; terms and conditions of sale; credit terms and availability; speed and accuracy of delivery; and effectiveness of sales and marketing programs.

Our competitors include regional, national and international distributors, as well as hardware manufacturers and software publishers. We may lose market share or be forced in the future to reduce our prices in response to our competitors. Our distribution business has been adversely affected by lower sales volume of software titles, the availability of certain hardware products and increased competition in the value software market.

Increased competition for limited shelf space and promotional support from retailers could affect the success of our business and require us to incur greater expenses to market our titles.

Retailers have limited shelf space and promotional resources and competition is intense among newly introduced interactive entertainment software titles for adequate levels of shelf space and promotional support. Competition for retail shelf space is expected to increase, which may require us to increase our marketing expenditures to maintain desirable sales levels of our titles. Competitors with more extensive lines and more popular titles may have greater bargaining power with retailers. Accordingly, we may not be able, or we may have to pay more than our competitors, to achieve similar levels of promotional support and shelf space.

Our business is dependent on our ability to enter into successful software development arrangements with third parties.

Our success depends on our ability to continually identify and develop new titles on a timely basis. We rely on third party software developers for the development of some of our titles. Quality third party developers are continually in high demand. Software developers who have developed titles for us in the past may not be available to develop software for us in the future. Due to the limited number of third party software developers and the limited control that we exercise over them, these developers may not be able to complete titles for us on a timely basis or within acceptable quality standards, if at all. We have entered into agreements with third parties to acquire the rights to publish and distribute interactive entertainment software as well as to use licensed intellectual properties in our titles. These agreements typically require us to make development payments, pay royalties and satisfy other conditions. Our development payments may not be sufficient to permit developers to develop new software successfully, which could result in material delays and significantly increase our costs to bring particular products to market. Software development costs, promotion and marketing expenses and royalties payable to software developers and third party licensors have increased significantly in recent years and reduce potential profits derived from sales of our software. Future sales of our titles may not be sufficient to recover development payments and advances to software developers and licensors, and we may not have adequate financial and other resources to satisfy our contractual commitments to such developers. If we fail to satisfy our obligations under agreements with third party developers and licensors, the agreements may be terminated or modified in ways that are burdensome to us, and have a material adverse affect on our financial condition and operating results.

We cannot publish our titles without the approval of hardware licensors that are also our competitors.

We are required to obtain licenses from Sony, Microsoft and Nintendo, which are also our competitors, to develop and publish titles for their respective hardware platforms. Our existing platform licenses require that we obtain approval for the publication of new titles on a title-by-title basis. As a result, the number of titles we are able to publish for these hardware platforms, our ability to manage the timing of the release of these titles and, accordingly, our net revenue from titles for these hardware platforms, may be limited. If a licensor chooses not to renew or extend our license agreement at the end of its current term, or if a licensor were to terminate our license for any reason or does not approve one or more of our titles, we may be unable to publish that title as well as additional titles for that licensor's platform. Termination of any such agreements or disapproval of titles could seriously hurt our business and prospects. We may be unable to continue to enter into license agreements for certain current generation platforms on satisfactory terms or at all. Failure to enter into any such agreement could also seriously hurt our business.

Our platform licensors control the fee structures for online distribution of our games on their platforms.

Certain platform licensors have retained the right to change the fee structures for online distribution of both paid content and free content (including patches and corrections) on their platforms. Each licensor's ability to set royalty rates makes it difficult for us to forecast our costs. Increased costs could negatively impact our operating margins. We may be unable to distribute our content in a cost-effective or profitable manner through this distribution channel, which could adversely impact our business and results of operations.

We submit our products for rating by the Entertainment Software Rating Board ("ESRB") in the United States and other voluntary or government ratings organizations in foreign countries. Failure to obtain a target rating for certain of our products could negatively impact our ability to distribute and sell those games, as could the re-rating of a game for any reason.

We voluntarily submit our game products to the ESRB, a U.S.-based non-profit and independent ratings organization. The ESRB system provides consumers with information about game content using a rating symbol that generally suggests the appropriate player age group and specific content descriptors, such as graphic violence, profanity or sexually explicit material. The ESRB may impose significant penalties on game publishers for violations of its rules related to rating or marketing games, including revocation of a rating or monetary fines up to $1 million. Other countries require voluntary or government backed ratings as prerequisites for product sales. In some instances, we may have to modify our products in order to market them under the target rating, which could delay or disrupt the release of our products. In addition, some of our titles may not be sold at all or without extensive edits in certain countries, such as Germany.

In the United States, if the ESRB rates a game as "AO" (age 18 and older), platform licensors may not certify the game and retailers may refuse to sell it. In addition, some consumers have reacted to re-ratings or controversial game content by refusing to purchase such games, demanding refunds for games that they had already purchased, and refraining from buying other games published by us. If any of our games are re-rated by the ESRB or other foreign based ratings organizations, we could be exposed to litigation, administrative fines and penalties and other potential liabilities, and our operating results and financial condition could be significantly impacted.

We have implemented processes to comply with the requirements of the ESRB and other ratings organizations and properly display the designated rating symbols and content descriptions. Nonetheless, these processes are subject to human error, circumvention, overriding and reasonable resource constraints. If a video game we published were found to contain undisclosed pertinent content, the ESRB could re-rate a game, retailers could refuse to sell it and demand that we accept the return of any unsold copies or returns from customers, and consumers could refuse to buy it or demand that we refund their money. This could have a material negative impact on our operating results and financial condition. In addition, we may be exposed to litigation, administrative fines and penalties and our reputation could be harmed, which could impact sales of other video games we sell. If any of these consequences were to occur, our business and financial performance could be significantly harmed.

Content policies adopted by retailers, consumer opposition and litigation could negatively impact sales of our products.

Retailers may decline to sell interactive entertainment software containing what they judge to be graphic violence or sexually explicit material or other content that they deem inappropriate for their businesses. If retailers decline to sell our products based upon their opinion that they contain objectionable themes, graphic violence or sexually explicit material or other generally objectionable content, or if any of our previously "M" rated series products are rated "AO," we might be required to significantly change or discontinue particular titles which could seriously affect our business. Consumer advocacy groups have opposed sales of interactive entertainment software containing objectionable themes, violence or sexual material or other objectionable content by pressing for legislation in these areas and by engaging in public demonstrations and media campaigns. Additionally, although lawsuits seeking damages for injuries allegedly suffered by third parties as a result of video games have generally been unsuccessful in the courts, claims of this kind have been asserted against us from time to time and may be asserted and be successful in the future.

Our business and products are subject to potential legislation. The adoption of such proposed legislation could limit the retail market for our products.

Several proposals have been made for federal legislation to regulate our industry. Such proposals seek to prohibit the sale of products containing content included in some of our games. If any such proposals are enacted into law, it may limit the potential market for some of our games in the United States, and adversely affect our operating results. Other countries, such as Germany, have adopted laws regulating content both in packaged games and those transmitted over the Internet that are stricter than current United States laws. In the United States, proposals have also been made by numerous state legislators to regulate and prohibit the sale of interactive entertainment software products containing certain types of violent or sexual content to under 17 or 18 audiences. While such legislation to date has been enjoined by industry and retail groups, the adoption into law of such legislation in federal and/or in state jurisdictions in which we do significant business could severely limit the retail market for some of our games.

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

Continued turmoil in the credit markets may affect our ability to raise additional capital.

Ongoing turmoil in the credit markets make it difficult for us to obtain financing, on acceptable terms or at all, for working capital, capital expenditures, acquisitions and other investments. Liquidity in credit markets has contracted significantly, making terms for certain financings less attractive. These difficulties could adversely affect our operations and financial performance.

We are subject to risks and uncertainties of international trade, including fluctuations in the values of local foreign currencies against the dollar.

Sales in international markets, primarily in Europe, have accounted for a significant portion of our net revenue. We have also recently expanded our Asian operations in an effort to increase our geographical scope and diversify our revenue base. We are subject to risks inherent in foreign trade, including increased credit risks, tariffs and duties, fluctuations in foreign currency exchange rates, shipping delays, and international political, regulatory and economic developments, all of which can have a significant impact on our operating results. All of our international sales are made in local currencies, which could fluctuate against the dollar. While we may use forward exchange contracts to a limited extent to seek to mitigate foreign currency risk, our operating results could be adversely affected by unfavorable foreign currency fluctuations.

We face risks from our international operations.

We are subject to certain risks because of our international operations, particularly as we seek to grow our business and presence outside of the United States. Changes to and compliance with a variety of foreign laws and regulations may increase our cost of doing business and our inability or failure to obtain required approvals could harm our international and domestic sales. Trade legislation in either the United States or other countries, such as a change in the current tariff structures, import/export compliance laws or other trade laws or policies, could adversely affect our ability to sell or to distribute in international markets. We incur additional legal compliance costs associated with our international operations and could become subject to legal penalties in foreign countries if we do not comply with local laws and regulations which may be substantially different from those in the United States. In many foreign countries, particularly in those with developing economies, it may be common to engage in business practices that are prohibited by United States laws and regulations, such as the Foreign Corrupt Practices Act, and by local laws, such as laws prohibiting corrupt payments to government officials. Although we implement policies and procedures designed to ensure compliance with these laws, there can be no assurance that all of our employees, contractors and agents, as well as those companies to which we outsource certain of our business operations, including those based in or from countries where practices which violate such laws may be customary, will not take actions in violation of our policies. Any such violation, even if prohibited by our policies, could have a material adverse effect on our business.

Our distribution business is dependent on suppliers to maintain an adequate supply of products to fulfill customer orders on a timely basis.

Our ability to obtain particular products in required quantities and to fulfill customer orders on a timely basis is important to the success of our distribution business. In most cases, we have no guaranteed price or delivery agreements with suppliers. Our distribution business has experienced, and may in the future experience, significant supply shortages from time to time due to the inability of certain manufacturers to supply products, such as the newest generation of platforms, on a timely basis. Further, manufacturers or publishers that currently distribute their products through us may decide to distribute, or to substantially increase their existing distribution, through other distributors, or directly to retailers. If we cannot obtain sufficient supplies of the products that we distribute, our net revenue could decline and we could incur losses.

Gross margins relating to our distribution business have historically been narrow, which increases the impact of variations in costs on our operating results.

As a result of intense price competition, the gross margins in our distribution business have historically been narrow and may continue to be narrow in the future. Accordingly, slight variations in operating costs and expenses could result in losses in our distribution business from period to period.

If we are unable to protect the Intellectual Property relating to our software, the commercial value of our products will be adversely affected and our competitive position could be harmed.

We develop proprietary software and have obtained the rights to publish and distribute software developed by third parties. We attempt to protect our software and production techniques under copyright, trademark and trade secret laws as well as through contractual restrictions on disclosure, copying and distribution. Our software is susceptible to piracy and unauthorized copying. Unauthorized third parties may be able to copy or to reverse engineer our software to obtain and use programming or production techniques that we regard as proprietary. Well organized piracy operations have also proliferated in recent years, resulting in the ability to download pirated copies of our software over the Internet. Although we attempt to incorporate protective measures into our software, piracy of our products could negatively impact our future profitability.

If we infringe on or are alleged to infringe on the Intellectual Property rights of third parties, our business could be adversely affected.

With advances in technology, game content and software graphics are expected to continue to become more realistic. As a result, we believe that interactive entertainment software will increasingly become the subject of claims that such software infringes on the Intellectual Property rights of others. Although we believe that our software and technologies and the software and technologies of third party developers and publishers with whom we have contractual relations do not and will not infringe or violate proprietary rights of others, it is possible that infringement of proprietary rights of others may occur. Any claims of infringement, with or without merit, could be time consuming, costly and difficult to defend. Moreover, Intellectual Property litigation or claims could require us to discontinue the distribution of products, obtain a license or redesign our products, which could result in additional substantial costs and material delays.

Data breaches involving the source code for our products could adversely affect our revenues.

We securely store the source code for our interactive entertainment software products as it is created. A breach, whether physical, electronic or otherwise, of the systems on which such source code and other sensitive data is stored could lead to damage or piracy of our software. If we are subject to data security breaches, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures which could materially and adversely affect our profitability.

Our software is susceptible to errors, which can harm our financial results and reputation.

The technological advancements of new hardware platforms result in the development of more complex software products. As software products become more complex, the risk of undetected errors in new products increases. We may need to produce and distribute patches in order to repair such errors, which could be costly and may distract our developers from working on new products. If, despite testing, errors are found in new products or releases after shipments have been made, we could experience a loss of or delay in timely market acceptance, product returns, loss of revenue, increases in costs relating to the repair of such errors and damage to our reputation.

Our ability to acquire licenses to Intellectual Property impacts our revenue and profitability. Competition for these licenses may make them more expensive and increase our costs.

Some of our products are based on or incorporate Intellectual Property owned by others. For example, our Aliens in the Attic title include rights licensed 20th Century Fox.  Competition for these licenses is intense. If we are unable to maintain these licenses or obtain additional licenses on reasonable economic terms or with significant commercial value, our revenue and profitability could decline significantly. Competition for these licenses may also increase the advances, guarantees and royalties that we must pay to the licensor, which could significantly increase our costs and adversely affect our profitability. In addition, on certain Intellectual Property licenses, we are subject to guaranteed minimum payments, royalties or standards of performance and may not be able to terminate these agreements prior to their stated expiration. If such licensed products do not generate revenues in excess of such minimum guarantees, our profitability will be adversely impacted.

We may be required to record a significant charge to earnings if our capitalized software development costs becomes impaired.

We are required under generally accepted accounting principles to review our Capitalized Software Development costs for impairment at least annually or more frequently when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances, indicating a requirement to reevaluate whether our Capitalized Software Development costs continues to be recoverable, include a significant decline in stock price and market capitalization, slower growth rates in our industry or other materially adverse events. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our Capitalized Software Development costs is determined. This may adversely impact our operating results. During our fourth quarter of 2009, we recorded a charge of $6.0 million to our earnings due to the impairment of our Capitalized Software Development costs, and there can be no assurance that we will not have a further impairment of our goodwill or intangible assets in the future.

Our reported financial results could be adversely affected by the application of existing or future accounting standards to our business as it evolves.

The frequency of accounting policy changes may continue to accelerate. For example, standards regarding software revenue recognition have and could further significantly affect the way we account for revenue related to our products and services. We expect that a significant portion of our games will be online enabled in the future, and we could be required to recognize the related revenue over an extended period of time rather than at the time of sale. As we enhance, expand and diversify our business and product offerings, the application of existing or future financial accounting standards, particularly those relating to the way we account for revenue, could have a significant adverse effect on our reported results although not necessarily on our cash flows.

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

Our business is speculative and is subject to all of the risks generally associated with the interactive entertainment software industry, which has been cyclical in nature and has been characterized by periods of significant growth followed by rapid declines. Our future operating results will depend on numerous factors beyond our control, including:

·	the popularity, price and timing of new software and hardware platforms being released and distributed by us and our competitors;
·	international, national and regional economic conditions, particularly economic conditions adversely affecting discretionary consumer spending;
·	changes in consumer demographics;
·	the availability of other forms of entertainment; and
·	critical reviews and public tastes and preferences, all of which change rapidly and cannot be predicted.

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

Fluctuations in foreign exchange rates and interest rates could harm our results of operations.

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

As of December 31, 2009, officers, directors, and shareholders holding more than 5% of our outstanding shares collectively controlled approximately 60% of our outstanding common stock. As a result, these shareholders, if they act together, would be able to exert a significant degree of influence over our management and affairs and over matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. Accordingly, this concentration of ownership may harm the market price of our ordinary shares by delaying or preventing a change in control of us, even if a change is in the best interests of our other shareholders.

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

Due to the Company’s current cash flow situation, we are in default on payments to some of our vendors. Some of these vendors have gone legal to collect their outstanding receivables. We are in continuous discussions with both vendors and collection agencies to settle the issues in a professional way. All amounts claimed have been recorded in the financial statements. We could incur costs for legal advice in some cases (if we hire external lawyers) which we will recongnize upon the date of the action. The Company is actively searching for new funding and/or financing, to resolve these matters.

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

We may be subject to regulatory scrutiny and sustain a loss of public confidence if we are unable to satisfy regulatory requirements relating to our internal controls over financial reporting and/or if we have material internal control weaknesses which may result in material financial reporting errors.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal controls over financial reporting beginning with our annual report filed for a fiscal year ending on or after December 15, 2007 and have our independent registered public accounting firm attest to such evaluation for fiscal years ending on or after June 15, 2010.  Compliance with these requirements can be expensive and time-consuming.

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

Risks relating to our common stock

For purposes of this section "—Risks relating to our common stock," references to "the Company," "we," "our," and "us" refer only to Playlogic Entertainment, Inc. and not to its subsidiaries.

There is substantial doubt about our ability to continue as a going concern. If the Company does not obtain any necessary financing, we may need to cease operations.

The Company’s management states that in order to satisfy its working capital requirements through the second quarter of 2010, it will need to obtain additional financing from third parties. If the Company does not obtain any necessary financing in the next months, we may need to cease operations. There is no legal obligation for either management or significant shareholders to provide additional future funding. Consequently, there is substantial doubt about our ability to continue as a going concern. We have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to us to allow us to cover the expenses related to such activities.

Additional issuances of equity securities by us would dilute the ownership of our existing stockholders.

We may issue equity or equity-based securities (such as our convertible senior notes) in the future in connection with refinancing the Company, acquisitions or strategic transactions, to adjust our ratio of debt to equity, including through repayment of outstanding debt, to fund expansion of our operations or for other purposes. To the extent we issue additional equity securities, the percentage ownership of our existing stockholders would be reduced.

Future sales or other issuances of our common stock could adversely affect its market price.

The sale of substantial amounts of our common stock could adversely impact its price. As of April 15, 2010, we had outstanding approximately 69 million shares of our common stock, options to purchase approximately 4.5 million shares of our common stock and warrants to purchase approximately 17.8 million shares of our common stock. The sale or the availability for sale of a large number of shares of our common stock in the public market could cause the price of our common stock to decline.

Our stock price has been volatile and may continue to fluctuate significantly.

The market price of our common stock historically has been, and we expect will continue to be, subject to significant fluctuations. These fluctuations may be due to factors specific to us including those discussed in the risk factors in this section as well as others not currently known to us or that we currently do not believe are material, to changes in securities analysts' earnings estimates or ratings, to our results or future financial guidance falling below our expectations and analysts' and investors' expectations, to factors affecting the computer, software, entertainment, media or electronics industries, or to national or international economic conditions.

Stock markets, in general, have experienced over the years, and continue to experience, significant price and volume fluctuations that have affected market prices for companies such as ours and that may be unrelated or disproportionate to the operating performance of the affected companies. These broad market and industry fluctuations may adversely affect the price of our stock, regardless of our operating performance.

Delaware law, our charter documents and provisions of our debt agreements may impede or discourage a takeover, which could cause the market price of our shares to decline.

We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Our Board has the power, without stockholder approval, to adopt a stockholder rights plan and/or to designate the terms of one or more series of preferred stock and issue shares of preferred stock. In addition, we may under certain circumstances involving a change of control, be obligated to repurchase all or a portion of our convertible senior notes and any potential acquirer would be required to assume our obligations related to any outstanding notes. We or any possible acquirer may not have available financial resources necessary to repurchase those notes. The ability of our Board to create and issue a new series of preferred stock and certain provisions of Delaware law, our certificate of incorporation and bylaws and the indenture governing our notes could impede a merger, takeover or other business combination involving us or discourage a potential acquirer from making a tender offer for our common stock, which, under certain circumstances, could reduce the market price of our common stock and the value of any outstanding notes.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTY

We do not own any real estate. Currently, we lease properties in Breda and Amsterdam, The Netherlands.

Our offices located at Hambroeklaan 1 in Breda are leased by our subsidiary, Playlogic Game Factory, from Neglinge BV pursuant to a lease agreement, which expires on October 1, 2013. Playlogic Game Factory has an option to extend the lease agreement. If this option is exercised, the lease agreement will expire on October 1, 2018. The lease property spans 1,600 square meters and may only be used as office space. At signing of the lease agreement, the lessor committed itself to invest $425,000 (€300,000) in the lease property which amount shall be repaid by Playlogic Game Factory B.V. in ten years. Payment is due on a quarterly basis and amounts to $44,000 (€30,000) per year.

We lease our offices located at the WTC Amsterdam, Strawinskylaan 1041, 1077 XX Amsterdam, the Netherlands pursuant to a lease agreement, which expires on July 31, 2013. The lease property spans 870 square meters and may only be used as office space. Payment is due on a quarterly basis and amounts to approximately $110,000 (€78,000) per quarter.

ITEM 3. LEGAL PROCEEDINGS

Litigation
Due to the Company’s cash flow situation, we are behind on payments to some of our vendors. Some of these vendors have gone legal to collect their outstanding receivables. We are in continuous discussions with both vendors and collection agencies to settle the issues in a professional way. A significant part of our accounts payable balance is overdue. All amounts claimed have been recorded in the financial statements as accounts payable. We could incur costs for legal advice in some cases (if we hire external lawyers) which we will recongnize upon the date of the action. If a vendor with a significant outstanding amount demands immediate payment in full, our ability to continue as a going concern could be at risk. The Company is actively searching for new funding and/or financing, to resolve these matters and we are in continuous open dialogue with the vendors involved.

In 2009, we have lost a lawsuit started by Visionvale, the developers of the title Ancient Wars: Sparta (released in 2007), in which  Visionvale had claimed the final payment for the development of the title. Visionvale aldo claimed that the software development agreement was, because of non-payment, legally terminated and that the licensing rights reverted back to Visionvale. Playlogic has disputed that the agreement had been terminated and claimed that parties did not agree on a license but a transfer of IP rights. The court decided that the IP rights had been transferred to Playlogic, but Playlogic had to pay the remaining outstanding amounts, including interest and costs. The costs amounting to approximately $100,000 have been included in the Statement of Operations for the year 2009.
Visionvale has published the game as well and additionally they have published a sequel of the game, which both portray an infringement on the IP rights owned by Playlogic. We have not been granted any penalty payments by Visionvale for this infringement, on which we have appealed. We have recorded all costs related to this lawsuit in 2009, but have not recorded the potential benefit.

Furthermore, the Company is involved in a number of minor legal actions incidental to its ordinary course of business.

With respect to the above matters, the Company believes that it has adequate legal claims or defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future results of operations.

We have started legal cases against a number of customers for non payment. Some relate to sales of our games in 2007. We have recorded these items as receivables in our books, but have provided the most part of this. The main lawsuits in which we claim money from our customers relate to:

Evolved: we entered into a license deal in 2006 for a number of our titles, to be sold in the USA. Although Evolved, even today, is selling our product, we have not received any payment from them. Evolved claims they had to incur costs on the titles that should have been paid by Playlogic and are offsetting the revenues against that.

Koch Media:  We are facing a payment issue from our main customer for our distribution in the Europe, Koch Media. Amounts due for payment in December 2009 have not yet been paid by Koch to us. As Koch is a significant customer, we are facing cash flow issues over the last months. We have started legal proceedings against Koch Media Group. As the contract is written in accordance with Austrian Laws, we have hired an Austrian law firm to assist us in this matter. We are claiming a total of Euro 1.7 million (or approximately $2.4 million), which is build up on unpaid sales of our products plus damages from our side. We have not recorded the claim of damages in the financial statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the holders of our common stock during the year. During the fiscal year ending December 31, 2009, no other matters were submitted to a vote of holders of our common stock through the solicitation of proxies or otherwise.

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

As of April 15, 2010, there were approximately 450 holders of record of our common stock.

The price range of our common stock during the past two fiscal years is shown below. High and low prices given here refer to the high and low bid quoted on the OTC Bulletin Board. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal 2008	High	Low

First Quarter	$1.40	$0.71
Second Quarter	$1.49	$0.81
Third Quarter	$1.12	$0.40
Fourth Quarter	$0.85	$0.15

Fiscal 2009	High	Low

First Quarter	$0.55	$0.18
Second Quarter	$1.15	$0.30
Third Quarter	$0.80	$0.42
Fourth Quarter	$0.85	$0.35

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

Transactions in 2008:

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

Transactions in 2009:

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

On September 1, 2009, the Company issued 115,000 shares of its common stock for services provided by the PR and Marketing company the Company hired. This PR and Marketing company is based in the United States. The shares have a par value of $0.001 per share.

On December 30, 2009, warrant holders exercised a total of 17,467,253 warrants with exercise prices between $0.40 and $0.60. The exercise was cashless and was calculated at an agreed upon stock price which was set on  $1.25 per share. Consequently, the Company issued a total of 10,757,878 shares of common stock to two accredited investors based in the Netherlands at a nominal value of $0.001 per share.

Stock option plan 2008
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

W.J. Simon, Chairman of the Board of Directors	80,000
G.M. Calhoun, member of the Board of Directors	40,000
E.L.A. van Emden, member of the Board of Directors	40,000
W.M Smit, Chief Executive Officer and executive member of the Board of Directors	240,000
R.W. Smit, Executive Vice President	400.000
D. Morel, Chief Technology Officer	100,000
P.Y. Thiercelin, Chief Marketing & Sales Officer	100,000
Other employees	140,000
		1,140,000

Stock option plan 2009
On January 23, 2009, the Company granted to Willy J. Simon, the Company’s Chairman and Non Executive Director, 80,000 options to purchase shares of the Company’s common stock at an exercise price of $0.60 per share. A total of 26,667 shares of these options will vest on January 23, 2010 and the remaining 53,333 options will vest in 2 equal yearly installments on January 23, 2011 and January 23, 2012. The options will expire after 4 years.

On January 23, 2009, the Company granted to George M. Calhoun, one of the Company’s Non Executive Directors, 40,000 options to purchase shares of the Company’s common stock at an exercise price of $0.60 per share. A total of 13,333 shares of these options will vest on January 23, 2010 and the remaining 26,667 options will vest in 2 equal yearly installments on January 23, 2011 and January 23, 2012.. The options will expire after 4 years.

On January 23, 2009, the Company granted to Erik L.A. van Emden, one of the Company’s Non Executive Directors, 40,000 options to purchase shares of the Company’s common stock at an exercise price of $0.60 per share. A total of 13,333 shares of these options will vest on January 23, 2010 and the remaining 26,667 options will vest in 2 equal yearly installments on January 23, 2011 and January 23, 2012. The options will expire after 4 years.

On January 23, 2009, the Company granted to Ruud Spoor, one of the Company’s Non Executive Directors, 40,000 options to purchase shares of the Company’s common stock at an exercise price of $0.60 per share. A total of 13,333 shares of these options will vest on January 23, 2010 and the remaining 26,667 options will vest in 2 equal yearly installments on January 23, 2011 and January 23, 2012. The options will expire after 4 years.

On January 23, 2009, the Company granted to Willem M. Smit, the Company’s Executive Director, 40,000 options to purchase shares of the Company’s common stock at an exercise price of $0.60 per share. A total of 13,333 shares of these options will vest on January 23, 2010 and the remaining 26,667 options will vest in 2 equal yearly installments on January 23, 2011 and January 23, 2012. The options will expire after 4 years.

On January 23, 2009, the Company granted to certain employees and officers a total of 1,082,500 options to purchase shares of the Company’s common stock at an exercise price of $0.60 per share. These options vest ratably over the first three years and will expire in 4 years.

W.J. Simon, Chairman of the Board of Directors	80,000
G.M. Calhoun, member of the Board of Directors	40,000
E.L.A. van Emden, member of the Board of Directors	40,000
R. Spoor, member of the Board of Directors	40,000
W.M Smit, Chief Executive Officer	390,000
R.W. Smit, Executive Vice President	350.000
M. Noordeloos, Interim Chief Financial Officer	100,000
D. Morel, Chief Technology Officer	75,000
P.Y. Thiercelin, Chief Marketing & Sales Officer	75,000
Other employees	132,500
		1,332,500

On December 30, 2009, the Board of Directors approved a proposal from the Compensation Committee to grant our Chief Executive Officer Mr. Smit 5,000,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.60 per share. Mr. Smit is one of the founders of the Company and the percentage of ownership in the Company has decreased substantially due to new issuance of stock and warrants. The warrants will expire on December 30, 2013. Upon exercise, the warrants will be settled cashless. The market price of the underlying share on the date of grant was $0.35. The Company has recorded an expense of $575,000 in relation to this grant.

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

	2009	2008
Risk-free interest rate	1.3%	4.5%
Dividend yield	0%	0%
Volatility factor	47.5%	38.56%
Weighted-average expected life	4 Years	4 Years

Exercise of warrants
On December 30, 2009, two principal shareholders excercized a total of 17,467,253 warrants with exercize prices of $0.40, $0.50 and $0.60. These were cashless warrants, and were exercized at an agreed stock price of $1.25 resulting in 10,757,877 new shares of common stock.

Loans from shareholders 2008
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

In accordance with APB 14, we allocated the debt proceeds between the debt and detachable stock purchase warrants based on relative fair values.  We have recognized a discount on the long term debt amounting to $490,000 which will be amortized over the term of the loan.  During the year ended December 31, 2009, an amount of $196,000 (2008:  $147,000) was amortized as interest expense in the accompanying consolidated financial statements.

Loans from shareholders 2009

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

In accordance with APB 14, we allocated the debt proceeds between the debt and detachable stock purchase warrants based on relative fair values. We have recognized a total discount of all the debts (loans 1 to 6) amounting to approximately $1,293,532 which will be amortized over the term of the loan. During the year ended December 31, 2009, $824,290 was amortized as interest expense in the accompanying consolidated financial statements.

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

Two bridge loans (as per loan agreement 2) with a total principle amount of €250,000 (€125,000 each), initially signed on March 16, 2009, had a repayment date of June 30, 2009. As the Company is in default the Company agreed to renew the contract and change the repayment date to September 1, 2009. Under this loan agreement, the Company pledged as collateral all Intellectual Property and accounts receivable owned by the Company.  Concurrent with these loan agreements, the Company issued to these shareholders warrants to purchase 318,182 (159,091 each) shares of the Company’s common stock at an exercise price of $0.40 per share. The warrants may be exercised starting July 31, 2009 and expire on July 31, 2013. Upon exercise, the warrants will be settled cashless.

In accordance with the contracts, the Company needs to issue an additional 318,182 (159,091 each) cashless warrants at the same conditions as the Company has not repaid the principle amount to the loan provider on or before September 1, 2009.

The total number of warrants issued in connection with these 2009 loans is 22,763,636. The warrants all have a four year term and have exercise prices of $0.40 and $0.50.

Loan agreement 7
On October 1, 2009, the Company entered into two bridge loan agreements with two principal shareholders based in the Netherlands, pursuant to which the Company borrowed a principal amount of €1,600,000 (€800,000 each) or $2,344,800 ($1,172,400 each). An amount of €1,100,000 (or $1,612,000) of this loan has been received in September 2009 and is therefore included in the balance sheet. These loans bear an interest of 10% per annum and will be paid on a monthly basis. The principle amounts have to be repaid before April 1, 2010. Under this loan agreement, the Company pledged as a collateral all Intellectual Property and receivables owned by the Company. Concurrent with these loan agreements, the Company will adjust current outstanding warrants with an exercise price higher than $0.60 to an exercise price of $0.60 per share. This will be done for warrants to purchase 870,000 (435,000 each) shares of the Company’s common stock. The warrants may be exercised starting October 1, 2009 and expire on October 1, 2013. Upon exercise, the warrants will be settled cashless.

Loan agreement 8
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

Extension of repayment date
On November 6, 2009, the Company has agreed with the two principal shareholders, to change the term of all loans to end on April 1, 2010. This applies for all loans outstanding, including the long term loan that has an original end date of September 27, 2010. Under this agreement the Company pledged as a collateral all Intellectual Property and receivables owned by the Company. As of the filing date, we are in default with repayment of these loans and therefore the shareholders can demand payment of the full outstanding amounts. We are currently discussing an extension of the repayment date.

Waiver of loans payable
On December 30, 2009, the loan providers have agreed with the Company to waive for the benefit of Playlogic all its rights with respect to the loans, including accrued and unpaid interest, for an amount of $21,038,003 as per December 31, 2009. The effect of the waiver results in a remaining amount payable of $6,000,000 as per December 31, 2009, which has been recorded in the balance sheet as per December 31, 2009. The waiver amount has been recorded directly in equity as Additional Paid in Capital, as the waiver is granted by two of our main shareholders. Under this loan agreement, the Company pledged as a collateral all current and future Intellectual Property, receivables and bankbalances owned by the Company. Furthermore, the loan providers have a first right of pledge on all the issued and outstanding shares of Playlogic GameFactory B.V.  With effect as of December 31, 2009, the Company ows an interest on the remaining amount of $6,000,000 equal to 31.21% per year, which interest must be paid in weekly instalments in arrear on or before every Friday of the week, for the first time on or before April 2, 2010.

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

As a publisher, we are responsible for publishing, production, localization, Quality Assurance and testing, Public Relations and marketing, manufacturing and sales of our products. Playlogic’s products are sold to distributors who supply retailers worldwide. Furthermore, we sell directly to consumers through online distribution channels with various partners.

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

Results of Operations

Comparison of Fiscal 2009 to Fiscal 2008

Revenues . Revenues for Fiscal 2009 were $11,094,565 as compared to $9,024,196 for Fiscal 2008. This increase of  approximately 23% in revenues is primarily the result of  the fact that the Company has released some high quality titles like Fairytale Fights that was released in Q4 of 2009. During 2008 the Company has changed its portfolio of games due to market developments (moving away from the PC market). This resulted in very few new releases in the second half of 2008.

Gross Profit . Gross profit totaled $1,040,162 for Fiscal 2009. For Fiscal 2008, gross profit totaled $3,456,090. This decrease in gross profit of 69% is primarily the result of the change in portfolio of games. During 2009 most titles sold were console games on which the cost of goods (including license fees paid to the console owners) is much higher than for a PC title. We have moved our focus to publishing games online as opposed to the traditional retail channels. Therefore, we have adjusted future forecasted revenues, which has resulted in an additional amortization charge for the year of $1,250,000. Furthermore, the titles we have released during 2009 were more expensive to develop than previous titles. This is mainly the case for the development of titles on Playstation 3 and on Xbox 360. We released 3 SKU’s on these platforms compared to zero in 2008

Research and development expenses . Research and development expenses totaled $1,516,177 for Fiscal 2009. For Fiscal 2008, research and development expenses totaled $460,038. This represents a increase of $1,056,139 or 229%. Our internally developed game Fairytale Fights was released in October 2009. Starting in September 2009, a big part of the team allocated to the development of the game has worked on prototyping new titles for future development. We are currently working on sequels to Fairytale Fights. The costs related to this phase are expensed as R&D expenses. In 2008 the development of Fairytale Fights was in progress and the costs related to this development were capitalized on the balance sheet, resulting in lower R&D expenses for the year.

Selling, marketing, general and administrative expenses.  Selling, marketing, general and administrative expenses totaled $11,882,011 for the Fiscal 2009. For fiscal 2008, selling, general and administrative expenses totaled $7,187,881. The increase of $4,694,130 or 65% of costs is due to the opening of a sales office in the USA and a high increase in advertising and marketing of our titles. Previously, the Company sublicensed its IP to US based companies, however due to the improved quality of games released and the fact that we wanted to have more control over our activities, the US office was set up. On the marketing side, we have visited all big consumer and trade shows during 2009 and also had a big marketing campaign to launch Fairytale Fights.

Depreciation. Depreciation expense totaled $426,195, for Fiscal 2009. For Fiscal 2008, depreciation expense totaled $384,960. The increase of $41,235 or 11% is caused by additions to the fixed assets during the year 2008. The Company has moved offices in May 2008 and had to invest in leasehold improvements as well as furniture which have been depreciated a full year in 2009 compared to half a year in 2008.

Asset impairment charges. We review our Capitalized Software whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Changes in estimates of the future revenues of titles have resulted in additional charges amounting to $6,000,000 for the year. $1,250,000 of this amount has been booked as additional amortization of the games, the remaining $4,750,000 has been recorded as a one time asset impairment charge in 2009 versus $4,500,000 in Fiscal 2008. The economic crisis in which the world is since Q3 2008 has impacted our sales and management believes it is prudent to impair some of its titles that have been released to market, to ensure the amounts capitalized can be fully recovered with future sales. The total computer entertainment industry has suffered during the year 2009 and faced lower sales than expected.

Interest expense. Interest expense totaled $1,736,824  for Fiscal 2009. For Fiscal 2008, interest expense totaled $532,504. This represents an increase of $1,204,320 and is primarily the result of the a number of bridge loans the Company entered into to bring products like Fairytale Fights to the market. The total cash received on loans in 2009 amount to $18.6 million. Both the development of the game as well as the manufacturing of finished product before shipped to retail bears high cost.

Non cash interest expense. Non cash interest expense totaled $1,447,290 for Fiscal 2009. For Fiscal 2008, non cash interest expense totaled $147,000. This represents an increase of $1,300,290. The non cash interest expense derives from the accounting treatment on warrants issued in connection with loans received. We have closed a number of bridge loans totaling to an amount of $17.3 million in 2009. Approximately 20 million warrants have been issued during 2009.

Net loss. Our net loss for Fiscal 2009 was $(20,335,389) . For Fiscal 2008 we had a net loss that totaled $9,478,797. The decrease of the net result is primarily due to higher costs, such as marketing and advertising. Furthermore, we have expensed a $4.75 million one time impairment charge. The straight line amortization on some of our games as well as higher operating expenses increased due to an increased number of employees and opening an office in the USA. We have invested a lot in high quality games, however the actual sales we have recognized were below expectations, resulting in a low gross margin.

Other comprehensive income. Other comprehensive income represents the change of the Currency Translation Adjustments balance during the reporting period. The Currency Translation Adjustments balance that appears in the stockholders’ equity section is cumulative in nature and is a consequence from translating all assets and liabilities at current rate whereas the stockholders’ equity accounts are translated at the appropriate historical rate and revenues and expenses being translated at the weighted-average rate for the reporting period. The change in currency translation adjustments was $(1,095,107) for the Fiscal 2009 and $(897,792) for Fiscal 2008.
Equity. The total stockholders’ equity as of December 31, 2009 amounted to $183,141 as opposed to a stockholders’equity of $(2,319,679) as of December 31, 2008. Although we have reported a loss, the increase in equity relates to the waiver of the loans payable at the end of 2009, amounting to $21,038,000. As this amount was waived by current shareholders, we have recorded the gain directly in equity, as a contribution to Additional Paid-In Capital.

Liquidity and Capital Resources

As of December 31, 2009, our cash balance was $918,943 as compared to $81,978 at December 31, 2008.

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

Our net accounts receivable, after providing an allowance for doubtful accounts, at December 31, 2009 was $2,266,499, as compared to $380,993 at December 31, 2008.

The Company’s management states that in order to satisfy its working capital requirements through the second quarter of 2010, it will need to obtain additional financing from third parties. If the Company does not obtain any necessary financing in the next month, we may need to cease operations. There is no legal obligation for either management or significant shareholders to provide additional future funding. Consequently, there is substantial doubt about our ability to continue as a going concern. We have no current plans, proposals, arrangements or understandings with respect to the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. Accordingly, there can be no assurance that sufficient funds will be available to us to allow us to cover the expenses related to such activities.

Off Balance Sheet Arrangements

Except the operating lease obligations mentioned below we do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, and results of operations, liquidity or capital expenditures.

Contractual Obligations

We have the following contractual obligations associated with its lease commitments and other contractual obligations per December 31, 2009:

Contractual Obligations	Payments Due By Period (in thousands)
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Debt Obligations	$6,381	$6,043	$338	0	-
Operating lease Obligations (Including Rent)	$2,962	$810	$1,620	$532	-
Purchase obligations	$1,250	$1,250			-
Other contractual obligations	423	120	303		-
Total	$12,965	$4,020	$8,413	$532	-

Summary of Significant Accounting Policies

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

Because of the credit risk involved, management has provided an allowance for doubtful accounts receivable, totaling $454,647 and $428,017 at December, 31, 2009 and 2008, respectively, which we believe will eventually become uncollectible. The main part of this amount has already been expensed in 2006. We recorded expenses for doubtful debt during the years ended 2009 and 2008 of approximately $120,536 and $109,004, respectively.

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

Impairment of Long-lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  We assess these assets for impairment based on estimated undiscounted future cash flows from these assets.  If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value.  The Company did not recognize any impairment loss for long-lived assets for the years ended December 31, 2009 and 2008

Software Development Costs
Capitalized software development costs include direct costs incurred for internally developed titles and payments made to third party software developers under development agreements.

We capitalize internal software development costs (including stock-based compensation, specifically identifiable employee payroll expense and incentive compensation costs related to the completion and release of titles), third party production and other content costs, subsequent to establishing technological feasibility of a software title. Technological feasibility of a product includes the completion of both technical design and game design documentation.

We enter into agreements with third party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying Intellectual Property rights. Such agreements allow us to fully recover these payments to the developers at an agreed upon royalty rate earned on the subsequent retail sales of such software, net of any agreed upon costs. We capitalize all development and production service payments to third party developers as software development costs and licenses. On a product-by-product basis, we reduce software development costs and record a corresponding amount of research and development expense for any costs incurred by third party developers prior to establishing technological feasibility of a product. We typically enter into agreements with third party developers after completing the technical design documentation for our products and therefore record the design costs leading up to a signed development contract as research and development expense. When we contract with third party developers, we generally select those that have proven technology and experience in the genre of the software being developed, which often allows for the establishment of technological feasibility early in the development cycle. In instances where the documentation of the design and technology are not in place prior to an executed contract, we monitor the software development process and require our third party developers to adhere to the same technological feasibility standards that apply to our internally developed products.

Amortization of capitalized software development costs and licenses commences when a product is released and is recorded on a title-by-title basis in cost of goods sold. For capitalized software development costs, amortization is calculated using (1) the proportion of current year revenues to the total revenues expected to be recorded over the life of the title or (2) the straight-line method over the remaining estimated useful life of the title, whichever is greater.

Impairment
At each balance sheet date, or earlier if an indicator of impairment exists, we evaluate the recoverability of capitalized software costs, licenses and any other unrecognized minimum commitments that have not been paid, using an undiscounted future cash flow analysis. We use various measures to evaluate expected product performance and estimate future revenues for our software titles including historical performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based. When management determines that the value of a title is unlikely to be recovered by product sales, capitalized costs are charged to the Statement of Operations in the period in which such determination is made.

For the years ended December 31, 2009 and 2008, the Company recognized impairment charges of $4,750,000 and $4,500,000, respectively, and amortization charges of approximately $4,994,000 and $ 2,237,000 respectively.

The impairment charge recorded in 2009 is due to the worldwide recession as well as an overall market decrease in the sale of video games. Furthermore, as the Company will focus more on online sales as opposed to using retail channels, we have recorded this impairment charge for the year. Only titles that have been released to market have been impaired in 2009.
The impairment charge recorded in 2008 is due to the worldwide economic crisis as well as to a change in the market from PC titles to console titles. More and more consumers are interested in console titles as oppose to PC titles. Management has assessed all titles in the portfolio, on a title by title basis. Only titles that have been released to market have been impaired in 2008.

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

Inventory
Inventory is stated at the lower of average cost or market. We periodically evaluate the carrying value of our inventory and make adjustments as necessary. Estimated product returns are included in the inventory balance at their cost. We provide for excess or obsolete inventory based on the future expected demand for our products. Significant changes in demand for our products would impact management's estimates in establishing our inventory provision.

Research and development expenses
Research and development expenses are charged to operations as incurred and consist of the direct costs associated with developing software games prior to the establishment of technological feasibility of a specific game title. Research and development expenses totaled approximately $1,516,000 and $460,000 for the years ended December 31, 2009 and 2008, respectively. The increase in 2009 is due to the start of new projects in our subsidiary Playlogic Gamefactory BV after the release of our internally developed Fairytale Fights.

Advertising and marketing expenses
We expense advertising and marketing expenses as incurred. Advertising expense for the years ended December 31, 2009 and 2008 amounted to approximately $2,306,000, and $736,000, respectively.

Income Taxes
We utilize the asset and liability method of accounting for income taxes. At December 31, 2009 and 2008, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and consolidated financial reporting purposes, primarily accumulated depreciation and amortization and the anticipated utilization of net operating loss carry forwards to offset current taxable income.

We use estimates and assumptions to compute the provision for income taxes including allocations of certain transactions to different tax jurisdictions, amounts of permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. These estimates and assumptions are revised as new events occur, more experience is acquired and additional information is obtained. The impact of these revisions is recorded in income tax expense or benefit in the period in which they become known.

In June 2006 the FASB clarified the accounting for uncertainty in income taxes by prescribing application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. It also prescribed guidance on measurement, classification, interest and penalties, accounting for interim periods, and disclosures. The Company adopted the new guidance in January 2009.

Share-Based Payment Arrangements

We have issued stock-based compensation to employees and directors.

We calculate the fair value of our employee and non-employee stock option awards using the Black-Scholes pricing model. Employee stock option awards are amortized as stock-based compensation expense on a straight-line basis over the expected vesting period, which is generally three years, and reduced for estimated forfeitures. We apply variable accounting to our non-employee based stock option awards, whereby we re-measure the fair value of the unvested portion of the awards at each vest date, and record stock-based compensation expense for the difference between total earned compensation at the end of the period and total earned compensation at the beginning of the period.

We value time-based restricted stock awards to employees using our closing stock price on the date of grant. Time-based restricted stock awards are amortized and recorded as expense on a straight-line basis over their expected vesting period, which is typically three years, and reduced for estimated forfeitures. We apply variable accounting to our non-employee time-based restricted stock awards, whereby we re-measure the value of such awards at each balance sheet date and adjust the value of the awards based on the closing price of our common stock at the end of the reporting period. Changes in the value of the awards from period to period are recorded as stock-based compensation expense over the vesting period, which is typically four years.

Estimated forfeitures are adjusted, if necessary, in subsequent periods if actual forfeitures differ from our estimates.

For the years ended December 31, 2009 and 2008, the Company recorded approximately $973,000 and $206,000 respectively, of stock-based compensation expense. See Note J for a full discussion of the Company’s stock-based compensation arrangements.

Earnings (loss) per share

Basic EPS is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding.

The Company incurred a net loss for the years ended December 31, 2009 and 2008; therefore, the basic and diluted weighted average shares outstanding exclude the impact of all common stock equivalents because their impact would be antidilutive.

The Company defines common stock equivalents as unexercised stock options, unvested time-based and market-based restricted stock and warrants outstanding during the period.

Unexercised warrants to purchase 18,601,022 shares and 8,797,233 shares of our common stock as of December 31, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share because the exercise of warrants would be anti-dilutive to earnings per share.

Unexercised warrants to purchase 18,601,022 shares and 8,797,233 shares of our common stock as of December 31, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share because the exercise of warrants would be anti-dilutive to earnings per share.

Revenue recognition

We earn our revenue from the sale of internally developed interactive software titles and from the sale of titles developed by and/or licensed from third party developers.

We recognize revenue upon the transfer of title and risk of loss to our customers. We recognize revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, which is generally based on a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 30 and 60 day terms.

Some of our software products provide limited online functionality at no additional cost to the consumer. Generally, we consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we do not defer revenue related to products containing such online features. We determine whether our products contain substantial online functionality by evaluating the significance of the development effort and the nature of the online features, the extent of anticipated marketing focus on the online features, the significance of the online features to the customers' anticipated overall gameplay experience, and the significance of our post sale obligations to customers. Overall, online play functionality is still an emerging area for us, and we continue to monitor this developing functionality and its significance to our products.

In addition, some of our software products are sold exclusively as downloads of digital content for which the consumer takes possession of the digital content for a fee. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met).

Revenue is recognized after deducting estimated reserves for returns, price concessions and other allowances. In circumstances when we do not have a reliable basis to estimate returns and price concessions or are unable to determine that collection of a receivable is probable, we defer the revenue until such time as we can reliably estimate any related returns and allowances and determine that collection of the receivable is probable.

Allowances for Returns, Price Concessions and Other Allowances

We accept returns and grant price concessions in connection with our publishing arrangements. Following reductions in the price of our products, we grant price concessions to permit customers to take credits against amounts they owe us with respect to products unsold by them. Our customers must satisfy certain conditions to entitle them to return products or receive price concessions, including compliance with applicable payment terms and confirmation of field inventory levels.

Our distribution arrangements with customers do not give them the right to return titles or to cancel firm orders. However, we sometimes accept returns from our distribution customers for stock balancing and make accommodations to customers, which include credits and returns, when demand for specific titles falls below expectations.

We make estimates of future product returns and price concessions related to current period product revenue. We estimate the amount of future returns and price concessions for published titles based upon, among other factors, historical experience and performance of the titles in similar genres, historical performance of the hardware platform, customer inventory levels, analysis of sell-through rates, sales force and retail customer feedback, industry pricing, market conditions and changes in demand and acceptance of our products by consumers.

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

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued ASC 805, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that arise from Contingencies , which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if fair value can be determined during the measurement period. ASC 805 specifies that an asset or liability should be recognized at time of acquisition if the amount of the asset or liability can be reasonably estimated and that it is probable that an asset existed or that a liability had been incurred at the acquisition date. ASC 805 is effective for all fiscal years beginning after December 15, 2008 (31 December 2009 for the Company). The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

In June 2009, the FASB issued ASC 105 which replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. ASC 105 is effective for interim and annual periods ending after September 15, 2009 (the Company's third quarter ended September 30, 2009). We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-13 to have a material impact on our Condensed Consolidated Financial Statements.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements that Include Software Elements. This guidance modifies the scope of FASB ASC subtopic 965-605, Software-Revenue Recognition , to exclude from its requirements non-software components of tangible products and software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-14 to have a material impact on our Condensed Consolidated Financial Statements.

The FASB’s Accounting Standards Codification (ASC) is effective for all interim and annual financial statements issued after September 15, 2009.  The ASC is now the single official source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  Our accounting policies were not affected by the conversion to ASC.  However, we have conformed references to specific accounting standards in these notes to our consolidated financial statements to the appropriate section of ASC.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

There were various other accounting standards and interpretations issued during 2010 and 2009, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Related Party Transactions

See below Part III.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to market risks in the ordinary course of our business; primarily risks associated with interest rate and foreign currency fluctuations.

Interest Rate risk
Current loans the Company had loans with shareholders at normal interest rates varying from 7% to 12% depending on the term of the loan. The long term loan bears a 7% annual interest. After signing the waiver agreement we have agreed to pay an amount of Euro 25,000 (or $36,000) interest per week to the loan providers. This means an effective interest percentage of 31% per year. This interest is only calculated on the remaining loan of $6 million.

Foreign Currency Exchange Rate Risk

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders' equity. For the year ended December 31, 2009, our foreign currency translation adjustment loss was approximately $5.1 million.

We recognized a foreign exchange transaction gain in interest and other expense, net in our consolidated statement of operations for the year ended December 31, 2009 of $183,000 (gain) and a foreign exchange transaction loss for the year ended December 31, 2008 of $412,000 (loss).

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

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

There were no changes in our internal control over financial reporting during 2009, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE;

Our directors and executive officers are as follows:

Name	Age	Position

Willem M. Smit	63	Director, President, and Chief Executive Officer
Willy J. Simon	59	Chairman of the Board of Directors
George M. Calhoun	57	Member of the Board of Directors
Erik L.A. van Emden	61	Member of the Board of Directors
Ruud Spoor	46	Member of the Board of Directors (resigned December 31, 2009)
Rogier W. Smit	35	Executive Vice President
Marcel Noordeloos	41	Interim Chief Financial Officer (ad interim as of March 18, 2009)
Dominique Morel	35	Chief Technology Officer

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

Willy J. Simon has been on Playlogic International N.V.'s Supervisory Board (which is similar to the board of directors of a US company) since 2003. In July 2005, he became Chairman and Non Executive Director of the Company. He currently serves as a Non-Executive Director of Redi & Partners Ltd., a hedge fund of hedge funds. He served among others as Director of IMC Holding and Chairman of Bank Oyens & van Eeghen. Moreover he acted as an Advisor to the Board of NIB Capital. From 1997-2001, he was an executive member of the Board of Fortis Bank NL. Based on his knowledge of financial institutions, such as investment banks, the Board of Directors believes that Mr Simon is qualified to be Chairman of the Board of Directors.

George M. Calhoun became Non Executive Director of the Company in November 2005. George Calhoun is currently serving on the faculty of the Howe School of Technology Management at the Stevens Institute of Technology in Hoboken, New Jersey. He was Chairman and CEO of Illinois Superconductor Corporation from 1999 until 2002. He has more than 23 years of experience in high-tech wireless systems development, beginning in 1980 as part of the team that organized Inter Digital Communications Corporation, where he participated in the development of the first commercial application of digital TDMA radio technology, and introduced the first wireless local loop system to the North American telecommunications industry. Dr. Calhoun holds a Ph.D. in Systems Science from the Wharton School at the University of Pennsylvania, as well as a B.A. from the same university.  Based on his knowledge of US technology companies the Board of Directors believes Mr Calhoun is qualified to be member of the Board of Directors.

Erik L.A. van Emden has been on Playlogic International N.V.’s Supervisory Board since December 2003. In July 2005, he became Non Executive Director of the Company. Since 1993 Van Emden has been an attorney and partner with Bosselaar & Strengers, a law firm based in Utrecht, the Netherlands, which focuses on large and medium-sized companies. The firm specializes in practices including employment, liability & insurance, real estate and corporate. Van Emden specializes in corporate law and is coordinator of the corporate law practice group. Previously, Van Emden was Board Member of the Amsterdam Stock Exchange and Member of the Executive Board of Credit Lyonnais Bank Nederland N.V. He also held positions at Barclays Bank and Algemene Bank Nederland. In addition, Van Emden currently serves as a Director of several private Dutch companies. Based on his legal background, the Board of Directors believes Mr Van Emden is qualified to be member of the Board of Directors.

Ruud Spoor joined the Board of Playlogic in July 2008. Mr. Spoor is serving as the fourth non-executive director on the Board of Playlogic Entertainment, Inc. Since 2007, Mr. Spoor has been the director of BL Capital B.V., an investment firm located in ‘s Hertogenbosch, the Netherlands. Prior to BL Capital, Mr. Spoor was Commercial Director Corporate Clients of ABN-AMRO in the Netherlands. Spoor also currently serves as a director or as a member of the supervisory board in several Dutch companies. Mr Spoor has resigned as Board Member as of December 31, 2009.

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

Conflicts of Interest

Our officers, directors and principal stockholders may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by our officers, directors and principal stockholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The factthat a substantial premium may be paid to members of our management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to our other stockholders. In making any such sale, members of our management may consider their own personal pecuniary benefit rather than our best interests and the best interests of our other stockholders, and the other stockholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of our management.

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

Involvement in Certain Legal Proceedings

During the past ten years, no present or former director, executive officer or person nominated to become a director or an executive officer of our Company:

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

Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 and regulations of the SEC there under require the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of initial ownership and changes in ownership with the SEC. Based solely on its review of copies of such forms received by the Company, or on written representations from certain reporting persons that no other reports were required for such persons, the Company believes that during 2009, all of the Section 16(a) filing requirements applicable to its executive officers, directors and ten percent stockholders were complied with on a timely basis.

Information Concerning the Board of Directors and the Audit Committee

During 2009, the Company's Board of Directors had five Directors. During 2009 the Board met five times on an executive base.

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

During 2009 the Audit Committee met four times.

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

During 2009 one meeting was held by the Compensation Committee.

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

During 2009 no meetings were held by the Governance Committee

Code of Business Conduct and Ethics

The Company's board of directors has adopted in December 2005 a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees and an additional Code of Business Ethics that applies to our Chief Executive Officer and senior financial officers. The Company's Code of Business Conduct and Ethics applicable to its directors and all employees, including senior financial officers, is available on the Company's website at www.playlogicgames.com . If the Company makes any amendment to its Code of Business Conduct and Ethics that is required to be disclosed pursuant to the Exchange Act, the Company will make such disclosures on its website.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information regarding compensation for the fiscal years ended December 31, 2007, 2008 and 2009 received by the individual who served as Playlogic International's Chief Executive Officer during 2009 and Playlogic International’s other most highly compensated executive officers whose total annual salary and bonus for fiscal year 2009 exceeded $100,000 (the “Named Officers”).

	Annual Compensation				Compensation Awards				Payouts	All Other Compen- sation	TOTAL
Name and Principal Position as of December 31, 2008	Year	Salary €/($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards (5)	Securities Underlying Options/SARs (#)	NonEquity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	LTIP Payouts ($)

Willem M. Smit (1)	2009	0		--		390,000			--		0
Chief Executive Officer	2008	0				240,000					0
	2007	0				200,000 (2)					0

Sloterhof Investments N.V.
(of which Mr. Willem M. Smit	2009	0									0
is the beneficial owner)
	2008	0		--							0
	2007	0							--		0
Rogier W. Smit	2009	€143,000/				350,000					€143,000/
		$198,772									$198,772
Executive Vice President	2008	€143,000/		--		400,000			--		€143,000/
		$210,000									$210,000
	2007	€143,000/				200,000 (3)					€143,000/
		$196,098									$196,098

Marcel Noordeloos	2009	€143,000/				100,000					€143,000/
		$198,772									$198,772
Chief Financial Officer a.i.	2008	€0/$0									€0/$0
	2007	€0/$0									€0/$0

Dominique Morel Chief	2009	€143,000/$	0	--		75,000			--		€143,000/$
Technology Officer		198,772									198,772
	2008	€143,000/$				100,000 (4)			--		€143,000/$
		210,000									210,000
	2007	€143,000/				100,000 (4)					€143,000/
		$196,098									$196,098

Pierre-Yves Thiercelin	2009	€131,560/		--		75,000			--		€131,560/
		$183,435									$183,435
International Sales Director (10)	2008	€143,000/				100,000					€143,000/
		$210,000									$210,000
	2007	€ 48,500/				75,000 (6)					€ 48,500/
		$66,500									$66,500

___________________

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

(3)
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

(5)	Calculated by multiplying the amount of restricted stock by the restated value for Dutch income tax purposes of the restricted stock grant ($.70 per share).

(6)
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

The following table contains information concerning the grant of stock options under individual employment arrangements with the Executive Officers made during the fiscal year of 2009.

Name (1)	Grant and approval date	Closing Price on Grant date	Number of Securities Underlying Options/SARs granted	Percentage of Total Options/SARs granted in fiscal year	Exercise or Base Price ($/Sh)	Expiration date
W.J. Simon, Chairman of the Board of Directors	January 23, 2009	$0.25	80,000	6%	$0.60	January 23, 2013
G.M. Calhoun, member of the Board of Directors	January 23, 2009	$0.25	40,000	3%	$0.60	January 23, 2013
E.L.A. van Emden, member of the Board of Directors	January 23, 2009	$0.25	40,000	3%	$0.60	January 23, 2013
R. Spoor, member of the Board of Directors	January 23, 2009	$0.25	40,000	3%	$0.60	January 23, 2013
Willem M. Smit (Chief Executive Officer)	January 23, 2009	$0.25	390,000	29%	$0.60	January 23, 2013
Rogier W. Smit (Executive vice President)	January 23, 2009	$0.25	350,000	26%	$0.60	January 23, 2013
Dominque Morel (Chief Technology Officer)	January 23, 2009	$0.25	75,000	6%	$0.60	January 23, 2013
M. Noordeloos (Interim Chief Financial Officer)	January 23, 2009	$0.25	100,000	8%	$0.60	January 23, 2013
Pierre-Yves Thiercelin (International Sales Director)	January 23, 2009	$0.25	75,000	6%	$0.60	January 23, 2013
Other employees	January 23, 2009	$0.25	132,500	10%	$0.60	January 23, 2013

The following table contains the outstanding equity awards as of December 31, 2009:

	Options	Warrants	Total
W.M. Smit	1,580,000	5,000,000	6,580,000
W. Simon	328,750	-	328,750
E. van Emden	189,375	-	189,375
G. Calhoun	189,375	-	189,375
R.W. Smit	950,000	-	950,000
M. Noordeloos	100,000	-	100,000
D. morel	375,000	-	375,000
Other employees	812,500	-	812,500

Total	4,525,000	5,000,000	9,525,000

As of December 31, 2009, all options and warrants in the table above have a 4 year term. The Stock options granted before January 23, 2009 have been extended and now expire on January 1, 2013. The Stock Options granted in January 23, 2009 will expire on January 23, 2013. The warrants have a 4 year term and expires on December 31, 2014. All stock options and warrants in the table above have an exercise price of $0.60 per share.

Option Exercises and Holdings

During the fiscal year ended December 31, 2009, no options were exercised.

Directors’ Compensation

Each non-employee director is paid an annual cash retainer in the amount of $30,000 ($36,000 for the Chairman) for attending the meetings of the Board of Directors or its committees at which there is a quorum, whether in person or by telephone. In addition, all directors are eligible for reimbursement of their expenses in attending meetings of the Board of Directors or its committees. The non-employee directors have received stock options in 2009 as disclosed in the tables above. The options have a four year term and expire on January 1, 2013.

The following table contains the Directors’ compensation for the year ending December 31, 2009:

	Remuneration	Options	Warrants
W.M. Smit	$-	1,580,000	5,000,000
W. Simon	36,000	80,000	-
E. van Emden	30,000	40,000	-
G. Calhoun	30,000	40,000	-
R. Spoor	30,000	40,000	-

Total	$126,000	1,780,000	5,000,000

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

Risk Oversight

Companies face a variety of risks, including credit risk, liquidity risk, and operational risk. The Board believes an effective risk management system will (1) timely identify the material risks that the Company faces, (2) communicate necessary information with respect to material risks to senior executives and, as appropriate, to the Board or relevant Board Committee, (3) implement appropriate and responsive risk management strategies consistent with Company’s risk profile, and (4) integrate risk management into Company decision-making.

The Board has designated the Audit Committee to take the lead in overseeing risk management and the Audit Committee makes periodic reports to the Board regarding briefings provided by management and advisors as well as the Committee’s own analysis and conclusions regarding the adequacy of the Company’s risk management processes.

In addition to the formal compliance program, the Board encourages management to promote a corporate culture that incorporates risk management into the Company’s corporate strategy and day-to-day business operations. The Board also continually works, with the input of the Company’s executive officers, to assess and analyze the most likely areas of future risk for the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2009, information concerning the ownership of all classes of common stock of the Company of (i) all persons known to the Company to beneficially own 5% or more of the Company’s common stock, (ii) each director of the Company, (iii) the Named Executive Officers and (iv) all directors and executive officers of the Company as a group. Share ownership includes shares issuable upon exercise of outstanding options that are exercisable within 60 days of December 31, 2009.

 `
Name and Address (1)	Number of Shares of Common Stock	Percentage of Common Stock

Sloterhof Investments N.V. Pietermaai 15 Curacao, Netherlands Antilles	6,959,219	12.0%
Castilla Investments B.V. Concertgebouwplein 13 1071 LL Amsterdam The Netherlands	1,693,740	2.9%
Wind Worth Luxembourg Holding S.A.H 19 Rue de l’Industrie 8069 Betrange Luxembourg	1,963,185	3.4%
W.M. Smit (2)	6,959,219	12.0%
R.W. Smit (3)	1,693,740	2.9%
BL Capital BV Zuiderkruis 1 5215 MV ’s Hertogenbosch The Netherlands	11,545,247	19.9%
Opportunity Fund Brabant B.V. Vughterweg 47 5211 CK ‘sHertogenbosch The Netherlands	16,678,489	28.7%
E.L.A. van Emden	0	*
W.J. Simon	87,494	*
G.M. Calhoun	38,000	*
All directors and executive officers as a group	8,778,453	15.2%

*Less than 1%

Directors and officers hold options to purchase 3,752,500 shares of the Company’s common stock at an exercise price of $0.60 per share. The options expire on January 1, 2013.
Furthermore, Directors and Officers hold warrants to purchase 11.8 million of the Company’s common stock at exercise prices between $0.40 and $0.60. The warrants have a cashless exercise.
___________

(1) Unless otherwise indicated, the address is our address at Strawinskylaan 1041, 1077 XX Amsterdam, The Netherlands.
(2) Includes shares held by Sloterhof Investments N.V. a company beneficially owned by Mr. W.M. Smit.
(3) Includes shares held by Castilla Investments B.V. a company beneficially owned by Mr. R.W. Smit.

Equity Compensation Plan Information

        The following table presents information concerning our equity compensation plans as of December 31, 2009.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by shareholders	4,525,000	$0.60	2,083,500
Equity compensation plans not approved by shareholders	—	—	—
Total	4,525,000	$0.60	2,083,500

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit committee

The audit committee of our board of directors is directly responsible for the appointment, oversight, and evaluation of our independent registered public accounting firm. In accordance with the audit committee’s charter, it must approve, in advance of the service, all audit and permissible non-audit services to be provided by our independent registered public accounting firm and establish policies and procedures for the engagement of the outside auditor to provide audit and permissible non-audit services. Our independent registered public accounting firm may not be retained to perform non-audit services specified in Section 10A(g) of the Exchange Act.

Audit Fees.

The aggregate fees billed by Cordovano & Honeck for professional services rendered for the review of financial statements included in the Company's Forms 10-Q for the quarters ended March 31, 2009, June 30, 2009 and September 30, 2009 as included in the Company’s Forms 10-Q as well as for the audit of the financial statements ended December 31, 2009 as included in the Company’s 10-K were $76,000

The aggregate fees billed by DVR Accountants for professional services rendered for assistance in the review of financial statements included in the Company's Forms 10-Q for the quarter ended March 31, 2009, June 30, 2009 and September 30, 2009 as well as for the audit of the financial statements ended December 31, 2009 as included in the Company’s 10-K were $60,000.

Audit-Related Fees.

No fees were billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, for the years ended December 31, 2009.

Tax Fees.

The aggregate fees billed for tax compliance, tax advice or tax planning services by DRV for the fiscal year ended December 31, 2009 were $15,000

All Other Fees.

There were no fees billed for products and services, other than the services described in the paragraphs captions “Audit Fees”, “Audit-Related Fees”, and “Tax Fees” above for the years ended December 31, 2009.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

(a)	Documents filed as part of Form 10-K

       1.  Financial Statements:

The financial statements required by item 15 are submitted in a separate section of this report, beginning on Page F-1, incorporated herein and made a part hereof.

    2.  Schedules Supporting Financial Statements:

All schedules are omitted because they are not required, are inapplicable, or the information is otherwise shown in the consolidated financial statements or notes to the consolidated financial statements.

         3. Exhibits:

Exhibit Index

Exhibit 3.1	Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware (incorporated by reference to the Registrant's form SB-2/A filed September 5, 2001)

Exhibit 3.2
Amendment to the Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware (incorporated by reference to the Registrant's Form 8-K dated April 15, 2005)

Exhibit 3.3	Bylaws of the Registrant (incorporated by reference to the Registrant's form SB-2/A filed September 5, 2001

Exhibit 10.1	Lease for Office Space between Neglinge, as the Lessor, and Playlogic Game Factory B.V. as the Lessee dated April 23, 2003

Exhibit 10.2	Employment Contract between Playlogic International, N.V. and Rogier Smit dated July 1, 2005 (incorporated by reference to exhibit 10.7 to the Registrant’s Form SB-2 dated July 20, 2005)

Exhibit 10.3	Employment Contract between Playlogic International, N.V. and Dominique Morel dated August 15, 2005 (incorporated by reference to exhibit 10.8 to the Registrant’s Form SB-2/A dated August 31, 2005)

Exhibit 10.4	Employment Contract between Playlogic International, N.V. and Marcel Noordeloos dated December 30, 2008	Filed Herewith

Exhibit 10.5	Agreement between Playlogic International N.V. and U&I Entertainment LLC for the distribution of our titles in the North American and Canadian market, as signed March 16, 2009	Filed Herewith

Exhibit 10.6
Agreement between Playlogic International N.V. and Koch Media GmbH for the distribution of our titles in the European Territory for the following countries: Germany, Austria, Switzerland, France, French part of Benelux, UK, Spain, Portugal, Italy and Scandinavia, as signed June 9, 2009
Filed Herewith

Exhibit 10.7	Waiver agreement signed with two shareholders dated March 31, 2010	Filed Herewith

Exhibit 21.1	Subsidiaries of the Registrant (incorporated by reference to exhibit 21.1 to the Registrant’s Form SB-2 dated July 20, 2005)

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15-14(a)	Filed Herewith

Exhibit 31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15-14(a)	Filed Herewith

Exhibit 32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

Exhibit 32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed Herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Playlogic Entertainment, INC.

Dated: May 17, 2010	By:	/s/ Willem M. Smit
Willem M. Smit Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in Which Signed	Date

/s/Willy J. Simon	Chairman of the Board	May 17, 2010
Willy J. Simon

/s/ Willem M. Smit	Director and Chief Executive Officer	May 17, 2010
Willem M. Smit

/s/ Marcel Noordeloos	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	May 17, 2010
Marcel Noordeloos

/s/ Erik L.A. van Emden	Director	May 17, 2010
Erik L.A. van Emden

/s/ George M. Calhoun	Director	May 17 2010
George M. Calhoun

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Playlogic Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Playlogic Entertainment, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for the years ended December 31, 2009 and 2008.   These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Playlogic Entertainment, Inc. as of December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years ended December 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note A to the financial statements, the Company has net losses, working capital deficits, and recurring negative operating cash flows during the years ended December 31, 2009 and 2008, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans regarding those matters also are described in Note A.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP
 Cordovano and Honeck LLP
Englewood, Colorado
April 26, 2010

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$918,943	$81,978
Receivables
Trade, net of allowance for doubtful accounts	2,266,499	380,993
Officers	80,483	109,876
Value Added Taxes from foreign governments	68,184	71,783
Prepaid expenses and other receivables	637,345	560,765
Current portion of software development costs	4,721,666	5,179,976
Inventory finished product	1,872,589	812,020

Total current assets	10,565,709	7,197,391

Property and equipment, net of accumulated depreciation	1,055,874	1,226,134

Other assets
Software development costs, net of current portion	1,674,390	3,401,058
Intellectual property licenses	1,807,926	1,905,947
Restricted cash	216,000	210,000

Total other assets	3,698,316	5,517,005

Total Assets	$15,319,900	$13,940,530

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilites
Accounts and notes payable
Accounts payable	$7,638,962	$5,453,261
Other current liabilities
Current maturities of long-term debt	43,200	3,342,000
Accrued liabilities	1,881,985	1,896,466
Indebtedness to related party, net of debt discounts totaling $635,302 and $-0-, respectively	5,364,698	3,794,000

Total current liabilities	14,928,845	14,485,727

Long-term debt, less current maturities	973,145	2,146,338

Total Liabilities	15,901,990	16,632,065

Shareholders' Equity/(Deficit)
Preferred stock - $0.001 par value. 20,000,000 shares authorized. None issued and outstanding	-	-
Common stock - $0.001 par value.100,000,000 shares authorized. 58,012,513 and 46,391,275 shares issued and outstanding, respectively	58,013	46,392
Additional paid-in capital	85,731,396	61,809,702
Accumulated other comprehensive loss	(5,050,189)	(3,955,083)
Accumulated deficit	(80,556,080)	(60,220,690)
Total Shareholders' Equity/(Deficit) of the Company	183,140	(2,319,679)

Non Controlling Interest	(765,230)	(371,857)
Total Shareholders' Equity/(Deficit)	(582,090)	(2,691,535)

Total Liabilities and Shareholders' Equity	$15,319,900	$13,940,530

The accompanying notes are an integral part of these consolidated financial statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2009	2008

Net revenues
Sales, net of returns and allowances	$11,094,565	$9,024,196

Cost of sales
Direct costs and license fees	(5,060,333)	(3,330,955)
Amortization of software development costs	(4,994,070)	(2,237,151)
	(10,054,403)	(5,568,106)

Gross profit	1,040,162	3,456,090

Operating expenses
Research and development	1,516,177	460,038
Selling and marketing	3,952,180	871,122
General and administrative	7,929,831	6,316,759
Depreciation	426,195	384,960
Asset impairment charges	4,750,000	4,500,000
Total operating expenses	18,574,383	12,532,879

Loss from operations	(17,534,221)	(9,076,789)

Other income/(expense)
Interest expense	(1,736,824)	(532,504)
Non cash Interest expense on discounted debt	(1,447,290)	(147,000)
Gain (loss) on foreign exchange	183,566	(412,360)

Loss before provision for income taxes	(20,534,769)	(10,168,653)

Provision for Income Taxes	-	-

Equity in non controlling interest	199,380	689,856

Net Loss	$(20,335,389)	$(9,478,797)

Net loss per weighted-average share of common stock outstanding, computed on Net Loss
- basic	$(0.43)	$(0.23)
- fully diluted	$(0.43)	$(0.23)

Weighted-average number of shares of common stock outstanding
- basic	47,228,151	41,522,821
- fully diluted	47,228,151	41,522,821

The accompanying notes are an integral part of these consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY/(DEFICIT)

			Additional		Accumulated Other Comprehensive Loss	40% Non Controlling
	Common stock		Paid-in	Accumulated		Interest in
	Shares	Par Value	Capital	deficit		PlayV Ltd	Total

Balances at December 31, 2007	38,532,579	$38,533	$54,456,402	$(50,741,892)	$(3,057,291)	$-	$695,752

Common stock issued for cash	7,858,696	7,859	7,492,141				7,500,000
Capital contributed to support operations			100,000				100,000
Issuing costs			(963,432)				(963,432)
Stock options issued pursuant to Employee Compensation Plan			206,001				206,001
Discount on debt			518,590				518,590
Net result for the year				(9,478,798)			(9,478,798)
Change in currency translation adjustment					(897,792)		(897,792)
Non Controlling interest in Joint-Venture						(371,857)	(371,857)
							-
Balances at December 31, 2008	46,391,275	46,392	61,809,702	(60,220,690)	(3,955,083)	(371,857)	(2,691,536)

Common stock issued for cash	618,360	618					618
Common stock issued for services	245,000	245	101,450				101,695
Common stock issued through exercise of warrants	10,757,878	10,758	(10,758)				-
Capital contributed to support operations			100,000				100,000
Stock options issued pursuant to Employee Compensation Plan			972,571				972,571
Discount on debt			1,720,428				1,720,428
Debt extuingishment with related party			21,038,003				21,038,003
Net result for the year				(20,335,390)			(20,335,390)
Change in currency translation adjustment					(1,095,106)		(1,095,106)
Non Controlling interest in Joint-Venture						(393,373)	(393,373)
Balances at December 31, 2009	58,012,513	$58,013	$85,731,396	$(80,556,080)	$(5,050,189)	$(765,230)	$(582,090)

The accompanying notes are an integral part of these consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(20,335,389)	$(9,478,797)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	438,812	384,960
Amortization of software development	4,994,070	2,237,151
Impairment of software development	4,750,000	4,500,000
Bad debt expense	120,536	109,004
Expense charges for stock options	1,074,138	206,000
Management fees contributed as capital	100,000	100,000
Non-cash interest charge on warrants	1,447,290	147,000
(Increase)/ Decrease in cash attributable to changes in operating assets and liabilities
Change in capitalized software development costs	(7,455,430)	(10,158,820)
Restricted cash	209,143	(220,663)
Accounts receivable - trade and other	(4,213,570)	(824,400)
Inventory finished product	(43,648)	(878,317)
Prepaid expenses and other	(1,300,030)	(33,237)
Increase / (Decrease) in
Deferred revenues	2,185,324	(148,506)
Accounts payable - trade	1,524,516	1,058,186
Payroll taxes payable	(369,650)	444,737
Other current liabilities	549,574	(509,333)
Net cash used in operating activities	(16,324,314)	(13,065,035)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid to acquire property and equipment	(268,183)	(864,078)
Net cash used in investing activities	(268,183)	(864,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on bank line of credit	-	(1,054,821)
Cash repaid on short term notes	-	(397,192)
Principal payments on long-term debt	(868,139)	(22,066)
Cash received from shareholder loans	18,569,027	8,986,499
Cash repaid on shareholder loans	-	-
Proceeds from sales of common stock	643	6,536,568
Net cash provided by financing activities	17,701,531	14,048,988

Effect of foreign exchange on cash	(272,069)	(387,363)

Increase/(Decrease) in Cash	836,965	(267,487)
Cash at beginning of period	81,978	349,465

Cash at end of period	$918,943	$81,978

Supplemental disclosures of interest and income taxes paid
Interest paid during the period	$104,232	$885,761
Income taxes paid (refunded)	$-	$-

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

We have a joint-venture distribution office in the United Kingdom that became operational during Q4 2008. We have a 60% share in this company that will serve primarily the UK market through direct retail sales. The Company has invested Euro 300,000 (or USD 420,000) in setting up this company.  We hold 300 out of 500 shares of this joint-venture company. The company is named PlayV Limited.

During 2009 we have incorporated a 100% subsidiary in Switzerland which is currently dormant, but might be used for future financing activities.

Management acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce consolidated financial statements which present fairly the consolidated financial condition, results of operations and cash flows of the Company for the respective periods being presented

Use of Estimates
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

Principles of consolidation
The consolidated  financial statements include the consolidated financial statements of Playlogic Entertainment, Inc. a Delaware corporation, Playlogic International N.V. (a corporation domiciled in The Netherlands) and its wholly-owned subsidiaries Playlogic Game Factory B.V. (a corporation domiciled in The Netherlands) and Playlogic Suisse SA (a corporation domiciled in Switzerland).  Furthermore, we have a 60% share in a joint-venture founded in the UK that became operational in the fourth quarter of 2008.  All inter-company accounts and transactions have been eliminated in consolidation.

For reporting purposes, the Company operated in only one industry for all periods presented in the accompanying consolidated financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Basis of presentation – Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2009 and 2008, we had a working capital deficit of approximately $4,363,136 and $7,288,336, respectively, resulting from recurring negative operating cash flow which raised substantial doubts about our ability to continue as a going concern. For the years ending December 31, 2009 and December 31, 2008, we have recorded net losses of $20,335,389 and $9,478,797 respectively. Furthermore, we showed negative cash flow from operations for these periods amounting to $16,336,931 and $13,065,035 respectively. Our continued existence as a going concern is dependent upon our ability to generate sufficient cash flows to support our ongoing operations by meeting our current obligations as they come due and servicing our long-term debt on a timely basis.

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

If no additional operating capital is received during the next months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by third parties and/or significant stockholders to preserve the integrity of the corporate entity at this time.  In the event, the Company is unable to acquire advances from third parties and/or significant stockholders, the Company’s ongoing operations would be negatively impacted to the point that all operating activities are ceased.

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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

*$1.440 and $1.400 at December 31, 2009 and 2008, respectively

** Average for the year ended December 31, 2009 was $1.3942
     Average for the year ended December 31, 2008 was $1.4711

Cash and cash equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  The restricted cash represents a bank guarantee that we have given in respect to the lease of the offices in the WTC Amsterdam.

Concentration of Credit Risk
Financial instruments which potentially subject us to concentration of credit risk consist principally of accounts receivable. Our customer base includes distributors and retailers. We perform ongoing credit evaluations of our customers and maintain an allowance for potential credit losses. We generally do not require collateral or other security from our customers. Our four largest customers accounted for 78%, and 77% of consolidated net revenues in each of the two years ended December 31, 2009, and 2008 respectively. As of December 31, 2009 and 2008, the three largest customers accounted for 75% and 35%, respectively, of our consolidated accounts receivable balance. Except for the largest customers noted above, all receivable balances from the remaining individual customers are less than 10% of the Company’s consolidated net receivable balance. We are currently facing a payment issue from our main customer for our distribution in the Europe, Koch Media. Amounts due for payment in December 2009 have not yet been paid by Koch to us. As Koch is a significant customer, we are facing cash flow issues over the last months. We have started legal proceedings against Koch Media Group. As the contract is written in accordance with Austrian Laws, we have hired an Austrian law firm to assist us in this matter. We are claiming a total of Euro 1.7 million (or approximately $2.4 million), which is build up on unpaid sales of our products plus damages from our side. We have not recorded the claim of damages in the financial statements.
On other large customers, management believes that the receivable balances from these customers do not represent a significant credit risk based on past collection experience.

The Company has concentrated its credit risk for cash by maintaining deposits in financial institutions, which may at times, exceed the amounts covered by insurance provided by the United States Federal Deposit Insurance Corporation (FDIC) for banks in the USA and by the Nederlansche Bank (DNB, which is the Dutch governmental bank) for our banks in the Netherlands.  The loss that would have resulted from that risk totaled $722,196 at December 31, 2009, for the excess of the deposit liabilities reported by the financial institutions over the amount that would have been covered by federal and governmental insurance.  The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk to cash.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of January 1, 2009, we adopted the guidance for Fair Value Measurements which establishes a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of "observable inputs" and minimize the use of "unobservable inputs." The three levels of inputs used to measure fair value are as follows:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

•
Level 2—Observable inputs other than quoted prices included in Level 1, such as quoted prices for markets that are not active or other inputs that are observable or can be corroborated by observable market data.

•
Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

Accounts receivable - trade
Our customers are located principally within Europe. We typically make sales on account, with terms that vary depending upon the customer's credit history, liquidity, credit limits and sales history. From time to time, distributors and retailers in the interactive entertainment software industry have experienced significant fluctuations in their business operations and a number of them have failed. The failure of a significant customer could have a material negative impact on our cash flow.  We consider accounts past due, based on the terms in the contract. Generally, the payment terms differ per contract depending on the country in which our customer is located. On average we consider account more than 60 days old to be past due.

Because of the credit risk involved, management has provided an allowance for doubtful accounts receivable, totaling $454,647 and $428,017 at December, 31, 2009 and 2008, respectively, which we believe will eventually become uncollectible. The main part of this amount has already been expensed in previous years. We recorded expenses for doubtful debt during the years ended 2009 and 2008 of approximately $120,536 and $109,004, respectively.

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

Impairment of Long-lived Assets
The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.  We assess these assets for impairment based on estimated undiscounted future cash flows from these assets.  If the carrying value of the assets exceeds the estimated future undiscounted cash flows, a loss is recorded for the excess of the asset’s carrying value over the fair value.  The Company did not recognize any impairment loss for long-lived assets for the years ended December 31, 2009 and 2008

Software Development Costs & Intellectual Property licenses

Capitalized software development costs include direct costs incurred for internally developed titles and payments made to third party software developers under development agreements.

We capitalize internal software development costs (including stock-based compensation, specifically identifiable employee payroll expense and incentive compensation costs related to the completion and release of titles), third party production and other content costs, subsequent to establishing technological feasibility of a software title. Technological feasibility of a product includes the completion of both technical design and game design documentation.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We enter into agreements with third party developers that require us to make payments for game development and production services. In exchange for our payments, we receive the exclusive publishing and distribution rights to the finished game title as well as, in some cases, the underlying Intellectual Property rights. Such agreements allow us to fully recover these payments to the developers at an agreed upon royalty rate earned on the subsequent retail sales of such software, net of any agreed upon costs. We capitalize all development and production service payments to third party developers as software development costs and licenses. On a product-by-product basis, we reduce software development costs and record a corresponding amount of research and development expense for any costs incurred by third party developers prior to establishing technological feasibility of a product. We typically enter into agreements with third party developers after completing the technical design documentation for our products and therefore record the design costs leading up to a signed development contract as research and development expense. When we contract with third party developers, we generally select those that have proven technology and experience in the genre of the software being developed, which often allows for the establishment of technological feasibility early in the development cycle. In instances where the documentation of the design and technology are not in place prior to an executed contract, we monitor the software development process and require our third party developers to adhere to the same technological feasibility standards that apply to our internally developed products.

Amortization of capitalized software development costs and licenses commences when a product is released and is recorded on a title-by-title basis in cost of goods sold. For capitalized software development costs, amortization is calculated using (1) the proportion of current year revenues to the total revenues expected to be recorded over the life of the title or (2) the straight-line method over the remaining estimated useful life of the title, whichever is greater.

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

Impairment
At each balance sheet date, or earlier if an indicator of impairment exists, we evaluate the recoverability of capitalized software costs, (Intellectual Property) Licenses and any other unrecognized minimum commitments that have not been paid, using an undiscounted future cash flow analysis. We use various measures to evaluate expected product performance and estimate future revenues for our software titles including historical performance of comparable titles; orders for titles prior to release; and the estimated performance of a sequel title based on the performance of the title on which the sequel is based. When management determines that the value of a title is unlikely to be recovered by product sales, capitalized costs are charged to the Statement of Operations in the period in which such determination is made.

We also assess the recoverability of capitalized intellectual property license costs based on certain qualitative factors, such as the success of other products and/or entertainment vehicles utilizing the intellectual property, whether there are any future planned theatrical releases or television series based on the intellectual property, and the rights holder's continued promotion and exploitation of the intellectual property.

Significant management judgments and estimates are utilized in the assessment of the recoverability of capitalized costs. In evaluating the recoverability of capitalized costs, the assessment of expected product performance utilizes forecasted sales amounts and estimates of additional costs to be incurred. If revised forecasted or actual product sales are less than the original forecasted amounts utilized in the initial recoverability analysis, the net realizable value may be lower than originally estimated in any given quarter, which could result in an impairment charge. Material differences may result in the amount and timing of charges for any period if management makes different judgments or utilizes different estimates in evaluating these qualitative factors

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2009 and 2008, the Company recognized impairment charges of $4,750,000 and $4,500,000, respectively, and amortization charges of approximately $4,994,000 and $ 2,237,000 respectively.

The impairment charge recorded in 2009 is due to the worldwide recession as well as an overall market decrease in the sale of video games. Furthermore, as the Company will focus more on online sales as opposed to using retail channels, we have recorded this impairment charge for the year. Only titles that have been released to market have been impaired in 2009.
The impairment charge recorded in 2008 is due to the worldwide economic crisis as well as to a change in the market from PC titles to console titles. More and more consumers are interested in console titles as oppose to PC titles. Management has assessed all titles in the portfolio, on a title by title basis. Only titles that have been released to market have been impaired in 2008.

Inventory
Inventory is stated at the lower of average cost or market. We periodically evaluate the carrying value of our inventory and make adjustments as necessary. Estimated product returns are included in the inventory balance at their cost. We provide for excess or obsolete inventory based on the future expected demand for our products. Significant changes in demand for our products would impact management's estimates in establishing our inventory provision.

Research and development expenses
Research and development expenses are charged to operations as incurred and consist of the direct costs associated with developing software games prior to the establishment of technological feasibility of a specific game title. Research and development expenses totaled approximately $1,516,000 and $460,000 for the years ended December 31, 2009 and 2008, respectively. The increase in 2009 is due to the start of new projects in our subsidiary Playlogic Gamefactory BV after the release of our internally developed Fairytale Fights.

Advertising and marketing expenses
We expense advertising and marketing costs as incurred. Advertising expense for the years ended December 31, 2009 and 2008 amounted to approximately $2,306,000, and $736,000, respectively.

Income Taxes
We utilize the asset and liability method of accounting for income taxes. At December 31, 2009 and 2008, the deferred tax asset and deferred tax liability accounts, as recorded when material, are entirely the result of temporary differences. Temporary differences generally represent differences in the recognition of assets and liabilities for tax and consolidated financial reporting purposes, primarily accumulated depreciation and amortization and the anticipated utilization of net operating loss carry forwards to offset current taxable income.

We use estimates and assumptions to compute the provision for income taxes including allocations of certain transactions to different tax jurisdictions, amounts of permanent and temporary differences, the likelihood of deferred tax assets being recovered and the outcome of contingent tax risks. These estimates and assumptions are revised as new events occur, more experience is acquired and additional information is obtained. The impact of these revisions is recorded in income tax expense or benefit in the period in which they become known.

In June 2006 the FASB clarified the accounting for uncertainty in income taxes by prescribing application of a more likely than not threshold to the recognition and derecognition of uncertain tax positions. It also prescribed guidance on measurement, classification, interest and penalties, accounting for interim periods, and disclosures. The Company adopted the new guidance in January 2009.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We calculate the fair value of our employee and non-employee stock option awards using the Black-Scholes pricing model. Employee stock option awards are amortized as stock-based compensation expense on a straight-line basis over the expected vesting period, which is generally three years, and reduced for estimated forfeitures. We apply variable accounting to our non-employee based stock option awards, whereby we re-measure the fair value of the unvested portion of the awards at each vest date, and record stock-based compensation expense for the difference between total earned compensation at the end of the period and total earned compensation at the beginning of the period.

We value time-based restricted stock awards to employees using our closing stock price on the date of grant. Time-based restricted stock awards are amortized and recorded as expense on a straight-line basis over their expected vesting period, which is typically three years, and reduced for estimated forfeitures. We apply variable accounting to our non-employee time-based restricted stock awards, whereby we re-measure the value of such awards at each balance sheet date and adjust the value of the awards based on the closing price of our common stock at the end of the reporting period. Changes in the value of the awards from period to period are recorded as stock-based compensation expense over the vesting period, which is typically four years.

Estimated forfeitures are adjusted, if necessary, in subsequent periods if actual forfeitures differ from our estimates.

For the years ended December 31, 2009 and 2008, the Company recorded approximately $973,000 and $206,000 respectively, of stock-based compensation expense. See Note J for a full discussion of the Company’s stock-based compensation arrangements.

Earnings (loss) per share

Basic EPS is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock outstanding during the same period. Diluted EPS is computed by dividing the net income (loss) applicable to common stockholders for the period by the weighted average number of shares of common stock and common stock equivalents outstanding.

The Company incurred a net loss for the years ended December 31, 2009 and 2008; therefore, the basic and diluted weighted average shares outstanding exclude the impact of all common stock equivalents because their impact would be antidilutive.

The Company defines common stock equivalents as unexercised stock options, unvested time-based and market-based restricted stock and warrants outstanding during the period.

Unexercised stock options to purchase 4,525,000 and 3,202,500 shares of the Company’s common stock as of December 31, 2009 and 2008, respectively, were not included in the computation of diluted earnings per share because the exercise of the stock options would be anti-dilutive to earnings per share.

Unexercised warrants to purchase 18,601,022 shares and 8,797,233 shares of our common stock as of December 31, 2009 and 2008, respectively, were excluded from the computation of diluted earnings per share because the exercise of warrants would be anti-dilutive to earnings per share.

Revenue recognition
We earn our revenue from the sale of internally developed interactive software titles and from the sale of titles developed by and/or licensed from third party developers.

We recognize revenue upon the transfer of title and risk of loss to our customers. We recognize revenue for software titles when there is (1) persuasive evidence that an arrangement with the customer exists, which is generally based on a customer purchase order, (2) the product is delivered, (3) the selling price is fixed or determinable and (4) collection of the customer receivable is deemed probable. Our payment arrangements with customers typically provide net 60 and 90 day terms.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Some of our software products provide limited online functionality at no additional cost to the consumer. Generally, we consider such features to be incidental to the overall product offering and an inconsequential deliverable. Accordingly, we do not defer revenue related to products containing such online features. We determine whether our products contain substantial online functionality by evaluating the significance of the development effort and the nature of the online features, the extent of anticipated marketing focus on the online features, the significance of the online features to the customers' anticipated overall gameplay experience, and the significance of our post sale obligations to customers. Overall, online play functionality is still an emerging area for us, and we continue to monitor this developing functionality and its significance to our products.

In addition, some of our software products are sold exclusively as downloads of digital content for which the consumer takes possession of the digital content for a fee. Revenue from product downloads is generally recognized when the download is made available (assuming all other recognition criteria are met).

Revenue is recognized after deducting estimated reserves for returns, price concessions and other allowances. In circumstances when we do not have a reliable basis to estimate returns and price concessions or are unable to determine that collection of a receivable is probable, we defer the revenue until such time as we can reliably estimate any related returns and allowances and determine that collection of the receivable is probable.

Allowances for Returns, Price Concessions and Other Allowances

We accept returns and grant price concessions in connection with our publishing arrangements. Following reductions in the price of our products, we grant price concessions to permit customers to take credits against amounts they owe us with respect to products unsold by them. Our customers must satisfy certain conditions to entitle them to return products or receive price concessions, including compliance with applicable payment terms and confirmation of field inventory levels.

Our distribution arrangements with customers do not give them the right to return titles or to cancel firm orders. However, we sometimes accept returns from our distribution customers for stock balancing and make accommodations to customers, which include credits and returns, when demand for specific titles falls below expectations.

We make estimates of future product returns and price concessions related to current period product revenue. We estimate the amount of future returns and price concessions for published titles based upon, among other factors, historical experience and performance of the titles in similar genres, historical performance of the hardware platform, customer inventory levels, analysis of sell-through rates, sales force and retail customer feedback, industry pricing, market conditions and changes in demand and acceptance of our products by consumers.

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

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued ASC 805, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that arise from Contingencies , which requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value, if fair value can be determined during the measurement period. ASC 805 specifies that an asset or liability should be recognized at time of acquisition if the amount of the asset or liability can be reasonably estimated and that it is probable that an asset existed or that a liability had been incurred at the acquisition date. ASC 805 is effective for all fiscal years beginning after December 15, 2008 (31 December 2009 for the Company). The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

In June 2009, the FASB issued ASC 105 which replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, to establish the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with generally accepted accounting principles in the United States. ASC 105 is effective for interim and annual periods ending after September 15, 2009 (the Company's third quarter ended September 30, 2009). We do not expect the adoption of this standard to have an impact on our financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, Revenue Recognition (Topic 605) – Multiple-Deliverable Revenue Arrangements. This guidance modifies the fair value requirements of FASB ASC subtopic 605-25, Revenue Recognition-Multiple Element Arrangements, by allowing the use of the “best estimate of selling price” in addition to vendor specific objective evidence and third party evidence for determining the selling price of a deliverable. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence, (b) third-party evidence, or (c) estimates. In addition, the residual method of allocating arrangement consideration is no longer permitted. ASU 2009-13 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-13 to have a material impact on our Condensed Consolidated Financial Statements.

In October 2009, the FASB issued ASU 2009-14, Software (Topic 985) – Certain Revenue Arrangements that Include Software Elements. This guidance modifies the scope of FASB ASC subtopic 965-605, Software-Revenue Recognition , to exclude from its requirements non-software components of tangible products and software components of tangible products that are sold, licensed, or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU 2009-14 is effective for fiscal years beginning on or after June 15, 2010. We do not expect the adoption of ASU 2009-14 to have a material impact on our Condensed Consolidated Financial Statements.

The FASB’s Accounting Standards Codification (ASC) is effective for all interim and annual financial statements issued after September 15, 2009.  The ASC is now the single official source of authoritative, nongovernmental generally accepted accounting principles (GAAP) in the United States.  The historical GAAP hierarchy was eliminated and the ASC became the only level of authoritative GAAP, other than guidance issued by the Securities and Exchange Commission.  Our accounting policies were not affected by the conversion to ASC.  However, we have conformed references to specific accounting standards in these notes to our consolidated financial statements to the appropriate section of ASC.

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for annual periods beginning after December 15, 2010. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

There were various other accounting standards and interpretations issued during 2010 and 2009, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows.

Reclassifications
Certain 2008 amounts have been reclassified to conform to the 2009 presentation.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE B - COMPREHENSIVE INCOME (LOSS)

Components of comprehensive income (loss) are as follows:
	Years ended December 31,
	2009	2008

Net income (loss)	$(20,335,939)	$(9,478,797)
Foreign currency translation adjustment	(1,095,107)	(897,857)
Comprehensive income (loss)	$(21,430,496)	$(10,376,654)

NOTE C- PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2009 and 2008:

	2009	2008
Computers and office equipment	$2,666,619	$2,538,087
Leasehold improvements	561,296	572,573
Software	620,166	532,667
	3,848,081	3,643,327
Less accumulated depreciation	(2,792,207)	(2,417,193)
Net property and equipment	$1,055,874	$1,226,134

Depreciation expense for the years ended December 31, 2009, and 2008, was $426,195 and $384,960, respectively.

NOTE D - SOFTWARE DEVELOPMENT COSTS & INTELLECTUAL PROPERTY LICENSES

The following table provides the details of software development costs for the year ended December 31, 2009 and 2008

	December 31,
	2009	2008
Beginning balance	$8,581,034	$7,285,353
Additions	7,559,092	8,032,832
	16,140,126	15,318,185

Less: Amortization	(4,994,070)	(2,237,151
Less: Write down	(4,750,000)	(4,500,000
	(9,744,070)	(6,737,151)

Total software development costs	$6,396,056	$8,581,034

Less: current portion	(4,721,666)	(5,179,976)
Non-current portion	$1,674,390	$3,401,058

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The amount of software development costs resulting from advance payments and guarantees to third-party developers were $1,410,000 and $4,906,000, respectively, at December 31, 2009 and 2008. In addition, software development costs totaling $3,642,000 and $8,717,000 at December 31, 2009 and 2008, respectively, were related to titles that have not been released. The non-current portion of the capitalized software development costs is expected to be amortized in 2011.

Capitalized intellectual property licenses were $1.8 million and $1.9 million at December 31, 2009 and December 31, 2008, respectively. Amortization of Intellectual Property Licenses for the years ended December 31, 2009 and 2008 were $95,000 and $0, respectively.

NOTE E - INVENTORY

As of December 31, 2009 and 2008, inventory consisted of:

	Years ended December 31,
	2009	2008

Finished Product Playlogic titles	$1,799,723	$153,868
Finished Product Third party titles	72.866	658,152
	$1,872,589	$812,020

Finished product Playlogic titles are valued at cost of manufacturing. Finished product third parties titles are valued at the price paid to this third party.  Overall, due to estimated lower market value an amount of USD 431,000 has been written off and charged to expenses during the year.

NOTE F - RELATED PARTY TRANSACTIONS

Transactions in 2008:

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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Transactions in 2009:

On February 10, 2009, the Company sold 200,185 shares of its common stock to an accredited investor based in the Netherlands at nominal value of $0.001 per share or gross proceeds of $200, pursuant to the terms of a subscription agreement dated February 10, 2009. . The investor has provided services to assist the Company in finding new funding. The market price of the stock was $0.40 on the day of grant

On February 10, 2009, the Company sold 61,000 shares of its common stock to an accredited investor based in the Netherlands at nominal value of $0.001 per share or gross proceeds of $61, pursuant to the terms of a subscription agreement dated February 10, 2009. . The investor has provided services to assist the Company in finding new funding. The market price of the stock was $0.40 on the day of grant.

On February 13, 2009, the Company sold 30,000 shares of its common stock to an accredited investor based in the Netherlands at nominal value of $0.001 per share or gross proceeds of $30, pursuant to the terms of a subscription agreement dated February 13, 2009. The investor has provided services to assist the Company in finding new funding. The market price of the stock was $0.40 on the day of grant.

On December 30, 2009, warrant holders exercised a total of 17,467,253 warrants with exercise prices between $0.40 and $0.60. The exercise was cashless and was calculated at an agreed upon price which was set on stock price of $1.25 per share. Consequently, the Company issued a total of 10,757,878 shares of common stock to two accredited investors based in the Netherlands at a nominal value of $0.001 per share.

Loans from shareholders 2008
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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

In accordance with APB 14, we allocated the debt proceeds between the debt and detachable stock purchase warrants based on relative fair values.  We have recognized a discount on the long term debt amounting to $490,000 which will be amortized over the term of the loan.  During the year ended December 31, 2009, an amount of $196,000 (2008: $147,000) was amortized as interest expense in the accompanying consolidated financial statements.

Loans from shareholders 2009

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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Two bridge loans (as per Loan agreement 2) with a total principle amount of €250,000 (€125,000 each), initially signed on March 16, 2009, had a repayment date of June 30, 2009. As the Company is in default the Company agreed to renew the contract and change the repayment date to September 1, 2009. Under this loan agreement, the Company pledged as collateral all Intellectual Property and accounts receivable owned by the Company.  Concurrent with these loan agreements, the Company issued to these shareholders warrants to purchase 318,182 (159,091 each) shares of the Company’s common stock at an exercise price of $0.40 per share. The warrants may be exercised starting July 31, 2009 and expire on July 31, 2013. Upon exercise, the warrants will be settled cashless.

In accordance with the contracts, the Company needs to issue an additional 318,182 (159,091 each) cashless warrants at the same conditions as the Company has not repaid the principle amount to the loan provider on or before September 1, 2009.

The total number of warrants issued in connection with these 2009 loans is 22,763,636. The warrants all have a four year term and have exercise prices of $0.40 and $0.50.

Loan agreement 7
On October 1, 2009, the Company entered into two bridge loan agreements with two principal shareholders based in the Netherlands, pursuant to which the Company borrowed a principal amount of €1,600,000 (€800,000 each) or $2,344,800 ($1,172,400 each).  These loans bear an interest of 10% per annum and will be paid on a monthly basis. The principle amounts have to be repaid before April 1, 2010. Under this loan agreement, the Company pledged as a collateral all Intellectual Property and receivables owned by the Company. Concurrent with these loan agreements, the Company will adjust current outstanding warrants with an exercise price higher than $0.60 to an exercise price of $0.60 per share. This will be done for warrants to purchase 870,000 (435,000 each) shares of the Company’s common stock. The warrants may be exercised starting October 1, 2009 and expire on October 1, 2013. Upon exercise, the warrants will be settled cashless.

Loan agreement 8
On October 16, 2009, the Company entered into two bridge loan agreements with two principal shareholders based in the Netherlands, pursuant to which the Company borrowed a principal amount of € 470,000 (€235,000 each) or $ 688,785 ($344,393 each).  These loans bear an interest of 10% per annum and will be paid on a monthly basis. The principle amounts have to be repaid before April 1, 2010. Under this loan agreement, the Company pledged as a collateral all Intellectual Property and receivables owned by the Company. Concurrent with these loan agreements, the Company will adjust current outstanding warrants with an exercise price higher than $0.60 to an exercise price of $0.60 per share. This will be done for warrants to purchase 870,000 (435,000 each) shares of the Company’s common stock. The warrants may be exercised starting October 16, 2009 and expire on October 16, 2013. Upon exercise, the warrants will be settled cashless.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Extension of loans repayment date
On November 6, 2009, the Company has agreed with the two principal shareholders, to change the term of all loans to end on April 1, 2010. This applies for all loans outstanding, including the long term loan that has an original end date of September 27, 2010. Under this agreement the Company pledged as a collateral all Intellectual Property and receivables owned by the Company. Warrants with an exercise price higher than $0.60 held by the two principal shareholders have been re-priced to warrants with an exercise price of $0.60. The costs related to this re-pricing amount to $426,894 and have been fully expensed in 2009. As of the filing date, we are in default with repayment of these loans and therefore the shareholders can demand payment of the full outstanding amounts. We are currently discussing an extension of the repayment date.

Waiver of loans
On December 30, 2009, the loan providers have agreed with the Company to waive for the benefit of Playlogic all its rights with respect to the loans, including accrued and unpaid interest, for an amount of $21,038,003 as per December 31, 2009. The effect of the waiver results in a remaining amount payable of $6,000,000 as per December 31, 2009, which has been recorded in the balance sheet as per December 31, 2009. The waiver amount has been recorded directly in equity as Additional Paid in Capital, as the waiver is granted by two of our main shareholders. Under this loan agreement, the Company pledged as a collateral all current and future Intellectual Property, receivables and bankbalances owned by the Company. Furthermore, the loan providers have a first right of pledge on all the issued and outstanding shares of Playlogic GameFactory B.V.  With effect as of December 31, 2009, the Company ows an interest on the remaining amount of $6,000,000 equal to 31.21% per year, which interest must be paid in weekly instalments in arrear on or before every Friday of the week, for the first time on or before April 2, 2010. In accordance with APB 14, we allocated the debt proceeds between the debt and detachable stock purchase warrants based on relative fair values. We have allocated a remaining discount of all the debts (for all loans) amounting to $635,302 to the loan payable  which will be amortized over the remaining term of the loan. On the balance sheet the net amount is showed, amounting to $5,364,698.

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

Receivables due from officers

Effective January 1, 2006 the Company entered into a service agreement with Altaville Investments B.V., a company beneficially owned by its CEO Willem M. Smit. The Company pays for certain service among others housekeeping and cleaning services provided by Altaville to the Company an annual aggregate amount of approximately $ 50,000 which is paid in 4 quarterly installments.  There were $80,483 and $109,876 outstanding receivables due to our officers as of December 31, 2009 and 2008, respectively.  On March 31, 2010, the officers fully settled the outstanding amount through a cash payment (by bank transfer), so no receivable balance from officers remains as of March 31, 2010.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE G — ACCRUED LIABILITIES

Accrued liabilities can be specified as follows:

	December 31,
	2009	2008
Payroll Taxes payable (a)	$1,070,748	$710,198
Royalties payable	0	329,000
Wages, salaries and related personnel costs	506,526	257,454
Board remuneration to be paid	174,000	140,000
Credit notes to be issued	0	70,000
Other accrued expenses	130,711	389,814
	$1,881,985	$1,896,466
 (a)   Payroll taxes payable have been partly offset against VAT refund claimed, in accordance with Dutch law.

NOTE H - LONG-TERM DEBT

Long term debt includes a debt obligation on a license agreement that the Company will pay over a 2.5 year period. We have calculated the present value of this obligation and have recorded this amount as a payable. We receive quarterly invoices for this license. Unpaid invoices are recorded in accounts payable. We have classified the amounts that have to be paid within a 1 year under current liabilities. We have calculated the present value of the obligation using an interest percentage of 8% per year .  We do not pay interest on this obligation.

Long-term debt consists of the following note payable:

	December 31,
	2009	2008
Long term loan with shareholders (See Note F)	$0	$4,000,000
Discount on loan term debt relating to warrants (See Note F)	0	(362,060)
Debt obligation on license agreement	985,116	1,619,938
Discount on debt obligation on license agreement	141,571	0
Note payable to landlord for leasehold improvements, payable in quarterly installments of approximately $11,050, matures in 2013, unsecured	172,800	231,000
Less: current maturities	(43,200)	(3,342,000)
	$973,145	$2,146,338

Future maturities of long-term debt are as follows:

Year ending
December 31,
2011	$886,745
2012	43,200
2013	43,200
2014	0
Thereafter	0

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2009 and 2008, respectively, are as follows:

	Year Ended
	December 31,
	2009		2008
Domestic:	$		$
Current		0		0
Deferred		0		0

Foreign:
Current		0		0
Deferred		0		0

State:
Current		0		0
Deferred		0		0
		$0		$0

As of December 31, 2009, the Company has a net operating loss carry forward of approximately $400,000 to offset future United States taxable income and approximately $68,000,000 to offset future Netherlands taxable income. We have filed our tax returns up to 2007 and are working on the tax returns for the years ending December 31, 2008 and 2009. Not all tax returns have been approved officially by the tax authorities.  In the Netherlands, we can carry forward losses for nine years, so this years loss can effect against profits up to 2018.Subject to current United States regulations, the approximate $300,000 carry forward will begin to expire in 2020.  The amount and availability of the net operating loss carry forwards may be subject to limitations set forth by the Internal Revenue Code and the Dutch Government. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the United States carry forwards.

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

The Company's income tax expense (benefit) for the years ended December 31, 2009 and 2008, respectively, differed from the statutory rate of 26% as noted below:

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2009	2008
Statutory rate applied to result before income taxes	$(20,233,939)	$(8,918,992)
Increase (decrease) in income taxes resulting from:
Foreign income taxes	19,161,251	8,612,992
State income taxes	-	-
Deferred income taxes	-	-
Non-deductible items:	100,000	100,000
Stock option expenses	972,688	206,000

Other, including reserve for deferred tax asset
and effect of graduated tax brackets	-	-
Total income tax expense (benefit)	$-	$-

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

During the year ended December 31, 2009 the Company sold a total of 618,360 shares as disclosed under Note F related party transactions. No warrants were sold in combination with these share subscriptions.

During the year ended December 31, 2009, the Company issued 25,000 shares of its common stock for services provided by an investment bank based in the United States.  The shares have a par value of $0.001 per share.  The market price of the stock was $0.55 on the day of the grant.

On June 1, 2009, the Company issued 105,000 shares of its common stock for services provided by the PR and Marketing company the Company hired. This PR and Marketing company is based in the United States. The shares have a par value of $0.001 per share. The market price of the stock was $0.32 on the day of grant

On September 1, 2009, the Company issued 115,000 shares of its common stock for services provided by the PR and Marketing company the Company hired. This PR and Marketing company is based in the United States. The shares have a par value of $0.001 per share. The market price of the stock was $0.55 on the day of grant.

Stock options 2008
On  June 4, 2008, we granted to Willy J. Simon, the Company’s Chairman and Non Executive Director,  80,000 options to purchase shares of the Company’s common stock at an exercise price of $2.00 per share. A total of 26,667 shares of these options will vest on June 4, 2010 and the remaining 53,333 options will vest in 2 equal yearly installments on June 4, 2011 and June 4, 2012. The options will expire after 4 years.

On  June 4, 2008, we granted to George M. Calhoun, one of the Company’s Non Executive Directors, 40,000 options to purchase shares of the Company’s common stock at an exercise price of $2.00 per share. A total of 13,333 shares of these options will vest on June 4, 2010 and the remaining 26,667 options will vest in 2 equal yearly installments on June 4, 2011 and June 4, 2012. The options will expire after 4 years.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On June 4, 2008, we granted to Erik L.A. van Emden, one of the Company’s Non Executive Directors, 40,000 options to purchase shares of the Company’s common stock at an exercise price of $2.00 per share. A total of 40,000 shares of these options will vest on June 4, 2010 2010 and the remaining 26,667 options will vest in 2 equal yearly installments on June 4, 2011 and June 4, 2012. The options will expire after 4 years.

On June 4, 2008, we granted to certain employees and officers a total of 940,000 options (in accordance with the table below) to purchase shares of the Company’s common stock at an exercise price of $2.00 per share. These options vest ratably over three years and will expire in 4 years.

Stock options 2009
On January 23, 2009, we granted to Willy J. Simon, the Company’s Chairman and Non Executive Director, 80,000 options to purchase shares of the Company’s common stock at an exercise price of $0.60 per share. A total of 26,667 shares of these options will vest on January 23, 2010 and the remaining 53,333 options will vest in 2 equal yearly installments on January 23, 2011 and January 23, 2012. The options will expire after 4 years.

On January 23, 2009, we granted to George M. Calhoun, one of the Company’s Non Executive Directors, 40,000 options to purchase shares of the Company’s common stock at an exercise price of $0.60 per share. A total of 13,333 shares of these options will vest on January 23, 2010 and the remaining 26,667 options will vest in 2 equal yearly installments on January 23, 2011 and January 23, 2012.. The options will expire after 4 years.

On January 23, 2009, we granted to Erik L.A. van Emden, one of the Company’s Non Executive Directors, 40,000 options to purchase shares of the Company’s common stock at an exercise price of $0.60 per share. A total of 13,333 shares of these options will vest on January 23, 2010 and the remaining 26,667 options will vest in 2 equal yearly installments on January 23, 2011 and January 23, 2012. The options will expire after 4 years.

On January 23, 2009, we granted to Ruud Spoor, one of the Company’s Non Executive Directors, 40,000 options to purchase shares of the Company’s common stock at an exercise price of $0.60 per share. A total of 13,333 shares of these options will vest on January 23, 2010 and the remaining 26,667 options will vest in 2 equal yearly installments on January 23, 2011 and January 23, 2012. The options will expire after 4 years.

On January 23, 2009, we granted to Willem M. Smit, the Company’s Executive Director, 40,000 options to purchase shares of the Company’s common stock at an exercise price of $0.60 per share. A total of 13,333 shares of these options will vest on January 23, 2010 and the remaining 26,667 options will vest in 2 equal yearly installments on January 23, 2011 and January 23, 2012. The options will expire after 4 years.

On January 23, 2009, we granted to certain employees and officers a total of 1,082,500 options (in accordance with the table below) to purchase shares of the Company’s common stock at an exercise price of $0.60 per share. These options vest ratably over the first three years and will expire in 4 years.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Optionee	Number of options granted on January 23, 2009	Number of options granted on June 4, 2008
W.J. Simon, Chairman of the Board of Directors	80,000	80,000
G.M. Calhoun, member of the Board of Directors	40,000	40,000
E.L.A. van Emden, member of the Board of Directors	40,000	40,000
R. Spoor, member of the Board of Directors	40,000	0
W.M. Smit, Chief Executive Officer	390,000	240,000
R.W. Smit, Executive Vice President	350,000	400,000
M.W.J Noordeloos, Interim Chief Financial Officer	100,000	0
D. Morel, Chief Technology Officer	75,000	100,000
P.Y. Thiercelin, Director of Sales	75,000	100,000
O. L’Hermite, Managing Director Playlogic Gamefactory BV	40,000	0
B. Mulderij, Marketing Manager	15,000	25,000
M. Janse, Executive Producer	15,000	20,000
O. Klooster, Assistant Controller	15,000	25,000
C. Neessen, Producer	15,000	15,000
H.Minh Luu, Product Support Manager	10,000	15,000
J. America, Producer	0	15,000
P. Torkan, Associate Producer	10,000	10,000
I. Frid, Managing Director	0	10,000
R. Beadle, Sales Manager	7,500	0
L. Leatomu, PA to the CEO	5,000	5,000
	1,322,500	1,140,000

The fair value of options granted during 2009 and 2008 were estimated at the grant date using the Black-Scholes option-pricing model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.  The following table summarizes the assumptions and variables used to compute the weighted average fair value of stock option grants:

	2009	2008
Risk-free interest rate	1.3%	4.5%
Dividend yield	0%	0%
Volatility factor	47.5%	38.56%
Weighted-average expected life	4 Years	4 Years

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of our stock options for the two years ended December 31, 2009 and 2008 is as follows:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (months)	Aggregate intrinsic value
Outstanding at December 31, 2007 (none exercisable)	2,062,500	$1.77	30	675,531
Granted	1,140,000	1.30	42	151,506
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2008	3,202,500	$1.87	35	$827,037

Granted	1,322,500	0.60	37	47,610
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-
Outstanding at December 31, 2009	4,525,000	$0.60	36	$874,647
Exercisable at December 31, 2009	3,643,333	0.60	36	704,227
Vested at December 31, 2009	3,643,333	0.60	36	704,227

Options outstanding that are expected to vest are net of estimated future forfeitures.  No options have been exercised during the year ended December 31, 2009.  Total compensation cost recognized under share-based payment arrangements during the years ended December 31, 2009 and 2008 were $170,000 and $208,000, respectively.

Total compensation cost not yet recognized as of December 31, 2009 and 2008   is presented in the table below:

	December 31,		Weighted –Average
	2009	2008	Remaining Vesting Period (Months)
Stock option awards to employees	$143,645	$100,724	12
Stock option awards to non-employees	4,171	17,171	12
Total compensation costs	$147,816	$117,895	12

Total compensation cost not yet recognized as of December 31, 2009 and 2008 are related to non-vested awards. The actual compensation cost recognized might differ due to forfeitures or cancellations. Vesting period for restricted stock awards is based on performance criteria so may differ from this estimate.

On December 30, 2009, the Board of Directors approved a proposal from the Compensation Committee to lower the exercise price of all outstanding warrants to $0.60. The price of the underlying share on that day was $0.35. This applies only to options held by employees on the payroll as of December 30, 2009. The total number of 2,787,500 options with original exercise prices of $1.30, $2.00, $2.90 and $3.50 have been repriced to $0.60. The Company has recorded an expense of $228,493 in relation to this change.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock Warrants

A summary of the status of the Company’s outstanding common stock warrants as of December 31, 2009 and 2008:
	Number of Warrants	Weighted Average Exercise Price	Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	6,028,864	$2.60	36.2	$15,695
Granted	3,486,000	1.49	36.0	5,193
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(717,631)	5.00	—	3,588
Outstanding at December 31, 2008	8,797,233	$1.97	31.4	$17,300
Granted	27,271,042	0.43	44.0	1,868,532
Exercised	(17,467,253)	0.40	—	(1,196,805)
Forfeited	—	—	—	—
Expired	0	0	—	0
Outstanding and Exercisable at December 31, 2009	18,601,022	$0.65	41.4	$689,027

On December 30, 2009, the Board of Directors approved a proposal from the Compensation Committee to grant our Chief Executive Officer Mr. Smit 5,000,000 warrants to purchase shares of the Company’s common stock at an exercise price of $0.60 per share. Mr. Smit is one of the founders of the Company and the percentage of ownership in the Company has decreased substantially due to new issuance of stock and warrants. The warrants will expire on December 30, 2013. Upon exercise, the warrants will be settled cashless. The market price of the underlying share on the date of grant was $0.35. The Company has recorded an expense of $575,000 in relation to this grant.

In connection with the bridge loans provided during 2009, the exercise price of the warrants issued to the loan providers has been lowered to $0.60 for the warrants that had an exercise price higher than $0.60.  The Company has recorded an expense of $426,895 in 2009 in connection to this re-pricing.

The fair value of warrants granted during 2009 and 2008 were estimated at the grant date using the Black-Scholes option-pricing model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which do not have vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's warrants have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its warrants.  The following table summarizes the assumptions and variables used to compute the weighted average fair value of warrant grants:

	2009	2008
Risk-free interest rate	2.0%	4.5%
Dividend yield	0%	0%
Volatility factor	50.1%	38.56%
Weighted-average expected life	4 Years	4 Years

Exercise of warrants
On December 30, 2009, two principal shareholders excercized a total of 17,467,253 warrants with exercize prices of $0.40, $0.50 and $0.60. These were cashless warrants, and were exercized at a stock price of $1.25 resulting in 10,757,878 new shares of common stock.

NOTE K - COMMITMENTS AND CONTINGENCIES

Litigation
Due to the Company’s cash flow situation, we are behind on payments to some of our vendors. Some of these vendors have gone legal to collect their outstanding receivables. We are in continuous discussions with both vendors and collection agencies to settle the issues in a professional way. A significant part of our accounts payable balance is overdue. All amounts claimed have been recorded in the financial statements as accounts payable. We could incur costs for legal advice in some cases (if we hire external lawyers) which we will recongnize upon the date of the action. If a vendor with a significant outstanding amount demands immediate payment in full, our ability to continue as a going concern could be at risk. The Company is actively searching for new funding and/or financing, to resolve these matters and we are in continuous open dialogue with the vendors involved.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In 2009, we have lost a lawsuit started by Visionvale, the developers of the title Ancient Wars: Sparta (released in 2007), in which  Visionvale had claimed the final payment for the development of the title. Visionvale aldo claimed that the software development agreement was, because of non-payment, legally terminated and that the licensing rights reverted back to Visionvale. Playlogic has disputed that the agreement had been terminated and claimed that parties did not agree on a license but a transfer of IP rights. The court decided that the IP rights had been transferred to Playlogic, but Playlogic had to pay the remaining outstanding amounts, including interest and costs. The costs amounting to approximately $100,000 have been included in the Statement of Operations for the year 2009.
Visionvale has published the game as well and additionally they have published a sequel of the game, which both portray an infringement on the IP rights owned by Playlogic. We have not been granted any penalty payments by Visionvale for this infringement, on which we have appealed. We have recorded all costs related to this lawsuit in 2009, but have not recorded the potential benefit.

Furthermore, the Company is involved in a number of minor legal actions incidental to its ordinary course of business.

With respect to the above matters, the Company believes that it has adequate legal claims or defenses and/or provided adequate accruals for related costs such that the ultimate outcome will not have a material adverse effect on the Company’s future results of operations.

We have started legal cases against a number of customers for non payment. Some relate to sales of our games in 2007. We have recorded these items as receivables in our books, but have provided the most part of this. The main lawsuits in which we claim money from our customers relate to:

Evolved: we entered into a license deal in 2006 for a number of our titles, to be sold in the USA. Although Evolved, even today, is selling our product, we have not received any payment from them. Evolved claims they had to incur costs on the titles that should have been paid by Playlogic and are offsetting the revenues against that.

Koch Media:  We are facing a payment issue from our main customer for our distribution in the Europe, Koch Media. Amounts due for payment in December 2009 have not yet been paid by Koch to us. As Koch is a significant customer, we are facing cash flow issues over the last months. We have started legal proceedings against Koch Media Group. As the contract is written in accordance with Austrian Laws, we have hired an Austrian law firm to assist us in this matter. We are claiming a total of Euro 1.7 million (or approximately $2.4 million), which is build up on unpaid sales of our products plus damages from our side. We have not recorded the claim of damages in the financial statements.

 Office leases

In 2008, the Company entered into a lease agreement with the World Trade Center in Amsterdam for a period of 5 years ending July 31, 2013. The lease requires annual payments of approximately $420,000 (€ 291,500) for the offices and $30,000 (€20,600) for parking spaces at the building, all payable in quarterly installments. The offices total approximately 8,000 square feet (or 900 square meter). This lease agreement contains an extension option, which if exercised by the Company, will extend the expiration date to July 31, 2018.The Company has negotiated a rent-free period with the WTC for the period up to December 31, 2008. First payments have started in January 2009.  The Company recognized $155,000 in accrued rent expense from this lease agreement during the year 2008, which is amortized over the remaining term of the contract.

Our subsidiary, Playlogic Game Factory, B. V., previously operated in leased offices, located at Hoge Mosten 16-24 in Breda, from Kantoren Fonds Nederland B.V. pursuant to a lease agreement which expired on February 28, 2007. Playlogic Game Factory, B. V., leases offices located at Hambroeklaan 1 in Breda from Neglinge BV pursuant to a lease agreement which expires on October 1, 2013. This lease agreement contains an extension option, which if exercised, will extend the expiration date to October 1, 2018. At the execution of this lease agreement, the landlord committed itself to invest approximately $425,000 (€300,000) in leasehold improvements which are scheduled to be repaid by Playlogic Game Factory B.V. over a 10 year period. The lease requires annual payments of approximately $360,000 (€250,000) per year, payable in quarterly installments.

We have recorded a rent expense amounting to $839,000 in 2009 and $687,000 in 2008.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Future minimum non-cancelable lease payments on the above leases for office space are as follows:

December 31,
2010	$875,000
2011	875,000
2012	875,000
2013	580,000
Thereafter	0
Total	$3,205,000

Transportation leases

The Company leases 5 automobiles for certain officers and employees pursuant to the terms of their individual employment agreements under operating lease agreements. These agreements are for terms of 3 to 4 years. The leases require monthly aggregate payments of approximately $ 7,000.

Future minimum non-cancelable lease payments on the above transportation leases are as follows:

December 31,
2010	$76,500
2011	52,000
2012	52,000
2013	20,000
Thereafter	0
Total	200,500

Software development contracts

The Company has entered into three (3) separate software development contracts with unrelated entities on which we will receive invoices in the future. All other contracts have fully been invoiced and the amounts not yet paid are included in the accounts payable balance. These contracts require periodic payments of agreed-upon amounts upon the achievement of certain developmental milestones, as defined in each individual contract. All of these contracts have completion deadlines of less than one (1) year from the contract execution and will require an aggregate funding liability of approximately $1.2 million through completion.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE L - SEGMENT INFORMATION AND REVENUE CONCENTRATIONS

The Company sells its products to wholesale distributors in various domestic and foreign markets. The following table shows the Company’s gross revenue composition:

	For the year ended December 31,
	2009		2008

Europe and United Kingdom
Customer A	2,128,399	19.2%	3,475,120	38.5%
Customer B	1,660,465	15.0%	645,357	7.2%
Customer C	269,150	2.4%	1,118,214	12.4%
Customer D	43,081	0.4%	364,006	4.0%
Customer E	0	0.0%	374,578	4.2%
Others	1,365,824	12.3%	2,330,525	25.8%
	5,466,919	49.3%	8,307,800	92.1%
Asia and Australia
Customer F	299,349	2.7%	0	0.0%
Customer G	0	0.0%	31,605	0.4%
	299,349	2.7%	31,605	0.4%

United States & Canada
Customer H	0	0.0%	684,791	7.6%
Customer I	4,463,971	40.2%	0	0.0%
Customer J	358,143	3.2%	0	0.0%
others	506,183	4.6%	0	0.0%
	5,328,297	48.0%	684,791	7.6%

Total	11,094,565	100.0%	9,024,196	100.0%

NOTE M – OTHER INCOME & EXPENSES

Other income and expenses include non cash interest expenses, such as the costs of warrants granted in connection with loans, as well as costs related to the grant of stock options.

NOTE N – SUBSEQUENT EVENTS

Due to the Company’s current cash flow situation, we are behind on payments to some of our vendors. Some of these vendors have gone legal to collect their outstanding receivables. We are in continuous discussions with both vendors and collection agencies to settle the issues in a professional way. All amounts claimed have been recorded in the financial statements as accounts payable. We could incur costs for legal advice in some cases (if we hire external lawyers) which we will recongnize upon the date of the action. The Company is actively searching for new funding and/or financing, to resolve these matters.

On March 24, 2010, 17,225,000 warrants with exercise prices of $0.40 to $0.60 were exercised cashless at an agreed upon price which was set on stock price of $1.25 resulting in 11,705,200 new shares of common stock.