Form 10-Q
period 2010-03-31
PLAYLOGIC ENTERTAINMENT INC
filed 2010-06-24
CIK 1141590

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2010
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

As of June 23, 2010, there were 69,717,713 shares of the Registrant's Common Stock outstanding.

PLAYLOGIC ENTERTAINMENT, INC.

FORM 10-Q

PART I -- FINANCIAL INFORMATION

  Item 1 -  Financial Statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
Unaudited

	March 31, 2010 unaudited	December 31, 2009 Derived from audited financial statements
ASSETS
Current Assets
Cash and cash equivalents	$417,926	$918,943
Receivables
Trade, net of allowance for doubtful accounts	1,327,075	2,266,499
Officers	-	80,483
Value Added Taxes from foreign governments	66,496	68,184
Prepaid expenses and other receivables	871,585	637,345
Current portion of software development costs	4,279,205	4,721,666
Inventory finished product	1,165,612	1,872,589

Total current assets	8,127,899	10,565,709

Property and equipment, net of accumulated depreciation	967,050	1,055,874

Long term assets
Software development costs, net of current portion	2,171,604	1,674,390
Long term Receivables	1,117,947	-
Intellectual property licenses	1,722,471	1,807,926
Restricted cash	-	216,000

Total other assets	5,012,022	3,698,316

Total Assets	$14,106,971	$15,319,900

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilites
Accounts and notes payable
Accounts payable	$7,883,470	$7,638,962
Other current liabilities
Current maturities of long-term debt	40,431	43,200
Accrued liabilities	2,307,632	1,881,985
indebtedness to third parties		-
indebtedness to related parties	5,535,774	5,364,698

Total current liabilities	15,767,307	14,928,845

Long-term debt, less current maturities	733,064	973,145

Total Liabilities	16,500,371	15,901,990

Shareholders' Equity/(Deficit)
Preferred stock - $0.001 par value. 20,000,000 shares authorized. None issued and outstanding	-	-
Common stock - $0.001 par value.100,000,000 shares authorized. 69,717,713 and 58,012,513 shares issued and outstanding, respectively	69,718	58,013
Additional paid-in capital	85,781,258	85,731,396
Accumulated other comprehensive loss	(4,805,310)	(5,050,189)
Accumulated deficit	(82,751,850)	(80,556,080)
Total Shareholders' Equity/(Deficit) of the Company	(1,706,184)	183,140

Non Controlling Interest	(687,216)	(765,230)
Total Equity/(Deficit)	(2,393,400)	(582,090)

Total Liabilities and Shareholders' Equity	$14,106,971	$15,319,900

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three months ended March 31,
	2010	2009

Net revenues
Sales, net of returns and allowances	$2,569,730	$1,216,823

Cost of sales
Direct costs and license fees	(881,133)	(678,228)
Amortization of software development costs	(570,770)	(129,109)
	(1,451,903)	(807,337)

Gross profit	1,117,827	409,486

Operating expenses
Research and development	288,444	41,944
Selling and marketing	433,537	330,729
General and administrative	1,429,541	1,395,761
Bad debt expense	286,581	-
Depreciation	195,199	75,435
Total operating expenses	2,633,302	1,843,869

Loss from operations	(1,515,475)	(1,434,383)

Other income/(expense)
Interest expense	(509,342)	(254,914)
Non cash Interest expense on discounted debt	(171,076)	(49,000)
Gain/(loss) on foreign exchange	12,046	(12,039)

Loss before provision for income taxes	(2,183,847)	(1,750,336)

Equity in non controlling interest	(11,923)	(245)

Provision for Income Taxes	-	-

Net Loss	(2,195,770)	(1,750,581)

Net loss per weighted-average share of common stock outstanding, computed on Net Loss
- basic	(0.04)	(0.04)
- fully diluted	(0.04)	(0.04)

Weighted-average number of shares of common stock outstanding
- basic	58,792,860	46,900,984
- fully diluted	58,792,860	46,900,984

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

			Additional		Accumulated Other	40% non controlling
	Common stock		Paid-in	Accumulated	Comprehensive	interest in
	Shares	Par Value	Capital	deficit	Loss	PlayV Ltd	Total

Balances at December 31, 2009	58,012,513	58,013	85,731,396	(80,556,080)	(5,050,189)	(765,231)	(582,090)

Non Controlling interest in Joint-Venture						78,015	78,015
Common stock issued through exercise of warrants	11,705,200	11,705	(11,705)				(0)
Capital contributed to support operations			25,000				25,000
Issuing costs							-
Stock options issued pursuant to Employee Compensation Plan			36,567				36,567
Change in currency translation adjustment					244,879		244,879
Net result for the year				(2,195,770)			(2,195,770)
Balances at March 31, 2010	69,717,713	$69,718	$85,781,258	$(82,751,850)	$(4,805,310)	$(687,216)	$(2,393,400)

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	3 months ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(2,195,771)	$(1,750,580)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	182,696	75,435
Amortization of software development	570,769	129,109
Bad debt expense	286,581	-
Expense charges for stock options	36,567	46,623
Management fees contributed as capital	25,000	25,000
Non-cash interest charge on warrants	171,076	49,000
(Increase)/ Decrease in cash attributable to changes in operating assets and liabilities
Change in capitalized software development costs	(613,024)	(2,333,879)
Restricted cash	-	-
Accounts receivable - trade and other	(464,921)	(217,653)
Inventory finished product	599,909	238,412
Prepaid expenses and other	(309,596)	(123,657)
Increase / (Decrease) in
Deferred revenues	-	87,531
Accounts payable - trade	647,313	1,565,742
Payroll taxes payable	129,078	(95,638)
Other current liabilities	431,931	115,408
Net cash used in operating activities	(502,392)	(2,189,147)

CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid to acquire property and equipment	(4,535)	(56,948)
Net cash used in investing activities	(4,535)	(56,948)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on long-term debt	(188,420)	(216,514)
Cash received from shareholder loans	-	2,609,786
Proceeds from sales of common stock	-	643
Net cash (used in) provided by financing activities	(188,420)	2,393,915

Effect of foreign exchange on cash	64,248	(338,779)

Increase/(Decrease) in Cash	(631,099)	(190,958)
Cash at beginning of period	1,049,025	390,026

Cash at end of period	417,926	199,068

Supplemental disclosures of interest and income taxes paid
Interest paid during the period	-	-
Income taxes paid (refunded)	-	-

Supplemental disclosures of non-cash investing and financing activities
Common stock issued to repay notes payable	-	-
Cost of acquiring capital paid with issuance of common stock	-	-

See accompanying notes to unaudited condensed consolidated financial statements

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from audited financial statements and the accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  They do not include all of the information and footnotes for complete consolidated financial statements as required by GAAP.  In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.  These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2009 as filed at the SEC on May 17, 2010.

The results of operations for the three months ended March 31, 2010 and 2009 presented are not necessarily indicative of the results to be expected for the year.

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
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As of March 31, 2010, we have an accumulated deficit of approximately $82.8 million. At March 31, 2010 and December 31, 2009, we had a working capital deficit of $7.6 million and $4.4 million, respectively, resulting from recurring negative operating cash flow which raises substantial doubts about our ability to continue as a going concern. For the three months ending March 31, 2010 and March 31, 2009, we have recorded net losses of $2.2 million and $1.8 million respectively. Furthermore, we showed negative cash flow from operations for these periods amounting to $0.5 million and $2.2 million respectively. Our continued existence as a going concern is dependent upon our ability to generate sufficient cash flows to support our ongoing operations by meeting our current obligations as they come due and servicing our long-term debt on a timely basis.

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

If no additional operating capital is received during the next few months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time.  In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company’s ongoing operations would be negatively impacted to the point that all operating activities are ceased.

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
____________

* $1.3477 and $ 1.4400 at March 31, 2010 and December 31, 2009, respectively.
** Average for the 3 months ended March 31, 2010 was $1.3815
     Average for the 3 months ended March 31, 2009 was $1.3094

Earnings/(Loss) Per Share .
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

The Company incurred a net loss for the three months ended March 31, 2010 and 2009; therefore, the basic and diluted weighted average shares outstanding exclude the impact of all common stock equivalents because their impact would be anti-dilutive.

The Company defines common stock equivalents as unexercised stock options, unvested time-based and market-based restricted stock and warrants outstanding during the period.

Unexercised stock options to purchase 6,177,500 and 4,525,000 shares of the Company’s common stock as of March 31, 2010 and 2009, respectively, were not included in the computation of diluted earnings per share because the exercise of the stock options would be anti-dilutive to earnings per share.

Unexercised warrants to purchase 1,755,582 shares and 10,442,233 shares of our common stock as of March 31, 2010 and 2009, respectively, were excluded from the computation of diluted earnings per share because the exercise of warrants would be anti-dilutive to earnings per share.

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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE B - SOFTWARE DEVELOPMENT COSTS

The following table provides the details of software development costs as of March 31, 2010 and for the year ended December 31, 2009:

	March 31, 2010	December 31, 2009 (derived from audited statements)
	(Unaudited)

Beginning balance	$6,396,056	$8,581,034
Additions	625,523	7,559,092
	7,021,579	16,140,126

Less: Amortization	(570,770)	(4,994,070)
Less: Impairment charge	0	(4,750,000)
	(570,770)	(9,744,070)

Total software development costs	6,450,809	6,396,056

Less: current portion	(4,279,205)	(4,721,666)
Non-current portion	$2,171,604	1,674,390

The amount of software development costs resulting from advance payments and guarantees to third-party developers was approximately $1.4 million at March 31, 2010. We are in default on payments to some third-party developers, which has resulted in projects that are put on hold until the next payment is made. This could cause a delay in release of our titles. In addition, software development costs at March 31, 2010 included an amount of $3.1 million related to titles that have not been released yet.

The non-current portion of the capitalized software development costs is expected to be amortized starting Q2 2011 and further.

NOTE C – SHAREHOLDER’S EQUITY

Common stock
During the first three months of 2010, 17 million warrants were exercized cashless at an agreed upon price of $1.25 per share. The Company has issued a total of 11,705,200 new shares in connection with these exercizes. The warrants had exercise prices of $0.40 to $0.60 each.

Stock option plan
On March 18, 2010, the Board of Directors has agreed to grant 1,652,500 options to key employees. This grant is in accordance with the 2007 approved Employee Stock Option Plan. The options have an exercise price of $0.30 per share. These options vest ratably over three years and will expire in 4 years.  The fair value of the options totaled $114,023 or $0.069 per share, of which $1,267 was recorded during the three months, ended March 31, 2010. The stock price on the day of grant amounted to $0.21.

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

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Risk-free interest rate	2.29%
Dividend yield	0%
Volatility factor	53.1%
Weighted-average expected life	4 Years

NOTE D – RELATED PARTY TRANSACTIONS

As of March 31, 2010 the Company has an outstanding loan payable to related parties amounting to $ 6 million. This loan is the remaining balance of loans provided during 2008 and 2009. In connection with these loans the Company issued warrants. In accordance with APB 14, the debt proceeds have been allocated between the debt and detachable stock purchase warrants based on relative fair values. As of March 31, 2010 we have unamortized debt discount amounting to $464,226. We have recorded the net of $5,535,774 as indebtedness to related parties in the balance sheet.  We have verbal agreement to extend the term of the loan to December 31, 2010.

The total amortization on the debt discount amounts to $171,076 for the three months ended March 31, 2010.

Under this loan agreement, the Company pledged as collateral all current and future Intellectual Property, receivables and bank balances owned by the Company. Furthermore, the loan providers have a first right of pledge on all the issued and outstanding shares of Playlogic Game Factory B.V. for the principle amount of $ 6,000,000 plus any accrued costs and unpaid interest with a maximum of $1,000,000. The total pledge granted is therefore maximized on $7 million.

Starting January 1, 2010, the Company owes an interest on the loan of $6,000,000 equal to 31.21% per year (which was calculated based on a weekly interest payment of Euro 25,000), which interest must be paid in weekly installments in arrear on or before every Friday of the week, for the first time on or before April 2, 2010.  We have recorded an interest expense of Euro 325,000 (or $449,000) for the first three months of 2010. The Company has a grace period with respect to the interest payments of 5 weeks. The Company is currently in default with the interest payments.

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

Receivables due from officers

Effective January 1, 2006 the Company entered into a service agreement with Altaville Investments B.V., a company beneficially owned by its CEO Willem M. Smit. The Company pays for certain service among others housekeeping and cleaning services provided by Altaville to the Company an annual aggregate amount of approximately $50,000 which is paid in 4 quarterly installments.  As of March 31, 2010, the Company has no receivables from officers.

NOTE E - COMMITMENTS AND CONTINGENCIES

Litigation
Due to the Company’s cash flow situation, we are in default on payments to some of our vendors. Some of these vendors have gone legal to collect their outstanding receivables. We are in continuous discussions with both vendors and collection agencies and law firms to settle these issues in a way that it doesn’t harm our business. A significant part of our accounts payable balance is overdue. All amounts claimed have been recorded in the financial statements as accounts payable. We could incur costs for legal advice in some cases (if we hire external lawyers) which we will recognize upon the date of the action. If a vendor with a significant outstanding amount demands immediate payment in full, our ability to continue as a going concern will be at risk. The Company is actively searching for new funding and/or financing, to resolve these matters and we are in continuous open dialogue with the vendors involved.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

In 2009, we have lost a lawsuit started by Visionvale, the developers of the title Ancient Wars: Sparta (released in 2007), in which Visionvale had claimed the final payment for the development of the title. Visionvale also claimed that the software development agreement was, because of non-payment, legally terminated and that the licensing rights reverted back to Visionvale. Playlogic has disputed that the agreement had been terminated and claimed that parties did not agree on a license but a transfer of IP rights. The court decided that the IP rights had been transferred to Playlogic, but Playlogic had to pay the remaining outstanding amounts, including interest and costs. The costs amounting to approximately $100,000 have been included in the Statement of Operations for the year 2009.
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

We have classified the above receivables, among others, as net long term receivables.

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

We have recorded a rent expense for the three months ended March 31, 2010 and March 31, 2009 amounting to approximately $210,000 and $240,000 respectively (difference due to foreign exchange).

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Future minimum non-cancelable lease payments on the above leases for office space are as follows:

March 31,
2011	$810,000
2012	810,000
2013	515,000
2014	-
2015	-
Thereafter	-
Total	$2,135,000

Transportation leases
The Company leases 5 automobiles for certain officers and employees pursuant to the terms of their individual employment agreements under operating lease agreements. These agreements are for terms of 3 to 4 years. The leases require monthly aggregate payments of approximately $6,000.

Future minimum non-cancelable lease payments on the above transportation leases are as follows:

March 31,
2011	$72,000
2012	72,000
2013	39,000
2014	-
2015	-
Thereafter	-
Total	$183,000

Software development contracts
The Company has entered into three (3) separate software development contracts with unrelated entities. These contracts require periodic payments of agreed-upon amounts upon the achievement of certain developmental milestones, as defined in each individual contract. All of these contracts have completion deadlines of less than one (1) year from the contract execution and will require an aggregate funding liability of approximately $0.8 million through completion, for which invoices have not yet been included in accounts payable.

PLAYLOGIC ENTERTAINMENT, INC. AND SUBSIDIARIES
CONDENSED NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE F - SEGMENT INFORMATION AND REVENUE CONCENTRATIONS

The Company sells its products to wholesale distributors in various domestic and foreign markets. The following table shows the Company’s gross revenue composition:

	For the three months ended March 31,
	2010		2009

Europe and United Kingdom
Customer A	737,790	28.3%	452,290	37.2%
Customer B	953,248	36.6%	47,373	3.9%
Customer C	0	0.0%	82,400	6.8%
Customer D	0	0.0%	198,789	16.3%
	2,121,043	82.8%	1,216,823	100.0%
Asia and Australia
Customer F	0	0.0%	0	0.0%
Customer G	0	0.0%	0	0.0%
	0	0.0%	0	0.0%

United States & Canada
Customer I	448,687	17.2%	0	0.0%
	448,687	17.2%	0	0.0%

Total	2,569,730	100.0%	1,216,823	100.0%

Item 2. Management’s Discussion and Analyses of Financial Condition and Results of Operation

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
The statements contained herein which are not historical facts are considered forward-looking statements under federal securities laws and may be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "potential," "predicts," "projects," "seeks," "will," or words of similar meaning and include, but are not limited to, statements regarding the outlook for the Company's future business and financial performance. Such forward-looking statements are based on the current beliefs of our management as well as assumptions made by and information currently available to them, which are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Actual outcomes and results may vary materially from these forward-looking statements based on a variety of risks and uncertainties including, but not limited to, those discussed under the heading "Item 1A. Risk Factors” in our Form 10K for the year ended December 31, 2009,  beginning on page 12.All forward- looking statements are qualified by these cautionary statements and apply only as of the date they are made. The Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise

Given these uncertainties, readers of this Annual Report and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

Our Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying condensed consolidated financial statements and footnotes to assist readers in understanding our results of operations, financial condition and cash flows. The following discussion should be read in conjunction with the MD&A included in our annual consolidated financial statements and the notes thereto, included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Industry Overview

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

 Lazard's Colin Sebastian said the worldwide market for online games should surpass $15 billion this year, and sales of virtual goods are likely to exceed $1 billion. 2

Consumers

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

 1 Source: DFC Intelligence
  2 Source: Lazard

We believe the demographics of game players will widen, and be a major source of the growth of the industry. The first generation gamers are now in their 30s and are still playing games and new consumers enter the market, including children at the age of 6 to 8 and an increasing number of women players.

(Expected) Release
Game	Studio	Platform	date to retail

Completed Games
Alpha Black Zero	Khaeon (NL)	PC	Released
Airborne Troops	Widescreen Games (F)	PS2, PC	Released
Cyclone Circus	Playlogic Game Factory (NL)	PS2	Released
Xyanide	Overloaded (NL)	Mobile Phones	Released
World Racing 2	Synetic (G)	PS2, Xbox, PC	Released
Knights of the Temple 2	Cauldron (SK)	PS2, Xbox, PC	Released
Gene Troopers	Cauldron (SK)	PS2, Xbox, PC	Released
Xyanide	Playlogic Game Factory (NL)	Xbox	Released (1)
Age of Pirates: Caribbean Tales	Akella (Russia)	PC	Released Q3 2006
Infernal	Metropolis (Poland)	PC	Released Q1 2007
Ancient Wars: Sparta	World Forge (Russia)	PC	Released Q2 2007
Xyanide Resurrection	Playlogic Game Factory (NL)	PSP	Released Q3 2007
Evil Days Of Luckless John	3A Entertainment (Great Britain)	PC	Released Q3 2007
Xyanide: Resurrection	Playlogic Game Factory (NL)	PS2	Released Q3 2007
Obscure 2	Hydravision (F)	PC	Released Q3 2007
Obscure 2	Hydravision (F)	PS2	Released Q3 2007
Obscure 2	Hydravision (F)	Wii	Released Q1 2008
Xyanide: Resurrection	Playlogic Game Factory (NL)	PC	Released Q1 2008
Dragon Hunters	Engine software (NL)	DS	Released Q1 2008
Aggression 1914	Buka (Russia)	PC	Released Q1 2008
Dimensity	Dagger Studio (Bulgaria)	PC	Released Q2 2008
Red Bull Break Dancing	Smack Down Productions (F)	DS	Released Q2 2008
Simon the Sorcerer 4	RTL /Silverstyle Studio (GER)	PC	Released Q2 2008
Worldshift	RTL Games (Germany)	PC	Released Q2 2008
Stateshift	Engine Software (NL)	PC	Released Q2 2008
Building & Co	Electrogames (F)	PC	Released Q3 2008
Vertigo	Icon Games Entertainment Ltd (GB)	PC, Wii	Released Q1 2009
Pool Hall Pro	Icon Games Entertainment Ltd (GB)	PC, Wii	Released Q1 2009
Age of Pirates 2: City of Abandoned Ships	Akella (Russia)	PC	Released Q1 2009
Sudoku Ball Detective	White Bear (NL)	Wii/PC/DS	Released Q2 2009
Infernal returns	Metropolis (Poland)	Xbox360	Released Q2 2009
Obscure 2	Hydravision (F)	PSP	Released Q3 2009
Aliens in the Attic	Engine Software (NL)	DS	Released Q3 2009
Aliens in the Attic	Revisotronic	PC, PS2, Wii,	Released Q3 2009
Aliens in the Attic	Engine Software (NL)	DS	Released Q3 2009
Fairytale Fights	Playlogic Game Factory (NL)	PS3, Xbox360, PC	Released Q4 2009

Under Development
Crazy Garage	White Birds	Wii, PSN, PC	Q3/Q4 2010
The Strategist	Humagade/Canada	Wii, PSN, XBLA, PC	Q3/Q4 2010
Young Archeologist	White birds	Wii, PC	Q3/Q4 2010
Undisclosed Title	TBA	PS3, Xbox360, PC	Q4 2010/Q1 2011
Undisclosed Title	TBA	PS3, Xbox360, PC	Q4 2010/Q1 2011
Undisclosed Title	TBA	PS3, Xbox360, PC	Q4 2010/Q1 2011
_______________

1       Released in the US only

Material agreements

During the three months ended March 31, 2010 the Company did not entered into any material publishing and distribution agreements.

Critical Accounting Policies and Estimates

Our most critical accounting policies, which are those that require significant judgment, include: capitalization and recognition of software development costs and licenses; share-based compensation and revenue recognition. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (the “2009 Form 10-K”). There have been no material changes in our existing accounting policies from the disclosures included in our 2009 Form 10-K.

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

There were various other accounting standards and interpretations issued during 2010 and 2009, none of which are expected to have a material impact on the Company’s consolidated financial position, operations, or cash flows..

Results of Operations

Three months ended March 31, 2010  compared to three months ended March 31, 2009

Net sales . Net sales for the three months ended March 31, 2010 were $2,569,730 compared to $1,216,823 for the three months ended March 31, 2009. This increase of $1,352,907 or 111% in revenue is primarily related to the higher number of titles compared in the market compared to early 2009. Also, an amount of $346,482 is generated through distribution activities.

Gross Profit .Gross profit totaled $1,117,827 for the three months ended March 31, 2010. For the three months ended March 31, 2009, gross profit totaled $409,486. This increase is mainly caused by the fact that our revenue has increased compared to the first three months of 2009. Furthermore, our gross profit as a percentage of sales can vary significantly from period to period due to the sales mix and the type of sales deals included. The part of our revenue that is generated through distribution activities has lower margins than revenues generated through publishing activities.

Selling, Marketing, General and Administrative Expenses . Selling, marketing, general and administrative expenses totaled $2,149,659, for the three months ended March 31, 2010. For the three months ended March 31, 2009, selling, general and administrative expenses totaled $1,726,490. This represents an increase of  $423,169 or 24%. This increase in selling, general and administrative expenses is due to higher spending in marketing. Also, we have provided for some aged debts amounting to $160,216 recorded in General and Administrative expenses.

Research and Development . Research and development expenses totaled $288,444 for the three months ended March 31, 2010. For the three months ended March 31, 2009, research and development totaled $41,944. This represents an increase of $246,500or 588%. This increase is due to the fact that our in-house studio has completed our internally developed game Fairytale Fights and has spent time on developing new titles. As per US GAAP, we have expensed these internal hours as Research and Development expenses.

Depreciation . Depreciation expenses totaled $195,199 for the three months ended March 31, 2010. For the three months ended March 31, 2009, the depreciation expense totaled $75,435. The increase is due to the depreciation of a new software tool that we have started to use in Q4 2009.

Interest Expense .Interest expense totaled $509,342 for the three months ended March 31, 2010. For the three months ended March 31, 2009, interest expense totaled $254,914. This represents an increase of $254,428 or 100%. This increase in interest expense is due to the current loan outstanding. As disclosed in our 2009 10K, we pay a weekly interest of €25,000 on the current outstanding loan of $6,000,000. Also, in 2009 the Company issued warrants in connection with these loans.  The amortization of the debt discount is recorded as interest expense (expenses amount to $171,076 for the first three months of 2010 compared to $47,000 for the same period in 2009. These expenses are shown on a separate line in the P&L).

Net Result. Our net loss was $2,195,770 for the three months ended March 31, 2010. For the three months ended March 31, 2009, the net loss totaled $1,750,581. The decrease in the net result is due to the higher expenses in the first three months of 2010 as disclosed above. Furthermore, the need to spend more money on PR and Marketing of the products has led to higher costs. Also, the interest charge for the period is much higher than in the same period 2009.

Other comprehensive income . Other comprehensive income represents the change of the Currency Translation Adjustments balance during the reporting period. The Currency Translation Adjustments balance that appears in the stockholders’ equity section is cumulative in nature and is a consequence from translating all assets and liabilities at current rate whereas the stockholders’ equity accounts are translated at the appropriate historical rate and revenues and expenses being translated at the weighted-average rate for the reporting period. The change in currency translation adjustments was $254,008  for the three months ended March 31, 2010 and $94,232  for the three months ended March 31, 2009. The amounts are relatively high this year due to the sharp fluctuations of the US Dollar compared to the EURO.

Liquidity and Capital Resources

As of March 31, 2010 our cash balance was $417,926.

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

Our net accounts receivable, after providing an allowance for doubtful accounts, at March 31, 2010 was $1,327,075.

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

Foreign Currency Exchange Rate Risk

We transact business in foreign currencies and are exposed to risks resulting from fluctuations in foreign currency exchange rates. Accounts relating to foreign operations are translated into United States dollars using prevailing exchange rates at the relevant quarter end. Translation adjustments are included as a separate component of stockholders' equity. For the year ended December 31, 2009, our foreign currency translation adjustment loss was approximately $4.8 million.

We recognized a foreign exchange transaction gain in interest and other expense, net in our consolidated statement of operations for the three months ended March 31, 2010 of $254,008 (gain) and a foreign exchange transaction loss for the three months ended March 31, 2009 of $94,232 (gain).

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of management, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures as defined in rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2010, which were identified in connection with management’s evaluation required by paragraph (d) of rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Litigation
Due to the Company’s cash flow situation, we are in default on payments to some of our vendors. Some of these vendors have gone legal to collect their outstanding receivables. We are in continuous discussions with both vendors and collection agencies and law firms to settle these issues in a way that it doesn’t harm our business. A significant part of our accounts payable balance is overdue. All amounts claimed have been recorded in the financial statements as accounts payable. We could incur costs for legal advice in some cases (if we hire external lawyers) which we will recognize upon the date of the action. If a vendor with a significant outstanding amount demands immediate payment in full, our ability to continue as a going concern will be at risk. The Company is actively searching for new funding and/or financing, to resolve these matters and we are in continuous open dialogue with the vendors involved.

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

Except as referred to above there were no new material legal proceedings or material developments to the pending legal proceedings that have been previously reported in Part I, Item 3 of our 2009 Form 10-K.  A full discussion of our pending legal proceedings is also contained in Part I, Item 1, “Notes to Unaudited Condensed Consolidated Financial Statements” of this Report.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors disclosed in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Playlogic International, Inc.

Date: June 24, 2010	By:	/s/ Willem M. Smit
Willem M. Smit Chief Executive Officer

Exhibit Index

Exhibits

31.1	Chief Executive Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.